Form 10-Q
period 2025-09-30
AIR T INC
filed 2025-11-12
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 31, 2025	2,702,639

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Overnight air cargo	$29,924	$31,187	$60,513	$61,570
Ground support equipment	9,637	14,454	24,707	21,809
Commercial aircraft, engines and parts	20,880	32,926	42,840	59,176
Digital solutions	2,209	1,836	4,305	3,515
Corporate and other	1,500	839	2,655	1,584
	64,150	81,242	135,020	147,654

Operating Expenses:
Overnight air cargo	24,922	26,326	50,821	52,036
Ground support equipment	6,539	12,395	18,842	18,929
Commercial aircraft, engines and parts	14,427	22,582	29,084	41,493
Digital solutions	762	682	1,598	1,238
Corporate and other	364	207	780	491
General and administrative	18,099	14,202	33,130	28,437
Depreciation and amortization	827	949	2,111	1,709
Earnout remeasurement	(264)	279	(666)	259
	65,676	77,622	135,700	144,592

Gain on sale of aircraft (Note 11)	7,034	—	7,034	—

Operating Income	5,508	3,620	6,354	3,062

Non-operating (Expense) Income:
Interest expense	(2,252)	(2,162)	(4,565)	(4,108)
Income from equity method investments	4,179	2,346	4,160	4,269
Other	(201)	(505)	478	179
	1,726	(321)	73	340

Income before income taxes	7,234	3,299	6,427	3,402

Income Tax Expense	2,201	336	2,065	407

Net Income	5,033	2,963	4,362	2,995

Net Income Attributable to Non-controlling Interests	(678)	(443)	(1,643)	(810)

Net Income Attributable to Air T, Inc. Stockholders	$4,355	$2,520	$2,719	$2,185

Income per share (Note 6)
Basic	$1.61	$0.91	$1.01	$0.79
Diluted	$1.61	$0.91	$1.01	$0.79

Weighted Average Shares Outstanding:
Basic	2,703	2,760	2,703	2,760
Diluted	2,703	2,760	2,703	2,760

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Net Income	$5,033	$2,963	$4,362	$2,995
Foreign currency translation gain	159	719	572	669
Reclassification of interest rate swaps into earnings	12	(148)	24	(351)
Unrealized loss on interest rate swaps	(65)	—	(65)	—
Redemption of non-controlling interest	—	—	—	146
Other	197	(181)	(46)	(180)
Total Other Comprehensive Gain	303	390	485	284
Total Comprehensive Income	5,336	3,353	4,847	3,279
Comprehensive Income Attributable to Non-controlling Interests	(678)	(443)	(1,643)	(810)
Comprehensive Income Attributable to Air T, Inc. Stockholders	$4,658	$2,910	$3,204	$2,469
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2025	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$17,458	$5,932
Marketable securities	1,102	422
Restricted cash	80	575
Restricted investments	—	683
Accounts receivable, net of allowance for doubtful accounts of $1,472 and $1,338	18,637	23,917
Income tax receivable	174	681
Inventories, net	46,626	38,516
Prepaid expenses	3,555	3,103
Other current assets	8,175	4,678
Total Current Assets	95,807	78,507

Notes Receivable - Lendway, Inc. ("Lendway")	3,250	3,350
Notes Receivable - Crestone Asset Management, LLC ("CAM")	1,527	2,500
Assets on lease or held for lease, net of accumulated depreciation of $60 and $1,451	—	14,662
Property and equipment, net of accumulated depreciation of $10,055 and $9,240	19,897	20,285
Intangible assets, net of accumulated amortization of $7,161 and $6,330	10,418	10,020
Right-of-use ("ROU") assets	12,269	13,274
Equity method investments	27,866	19,003
Other assets	1,805	1,635
Goodwill	11,902	10,542
Total Assets	184,741	173,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	15,771	17,782
Income tax payable	1,163	—
Accrued expenses and other (Note 4)	22,055	16,691
Current portion of long-term debt	3,447	9,099
Current portion of long-term debt - related party (Note 13)	1,460	1,282
Current portion of earnout liability	—	430
Short-term lease liability	2,551	2,377
Total Current Liabilities	46,447	47,661

Long-term debt	114,979	101,226
Long-term debt - related party (Note 13)	2,421	3,288
Deferred income tax liabilities, net	2,249	2,249
Long-term lease liability	10,665	11,843
Long-term earnout liability	442	1,109
Other non-current liabilities	231	866
Total Liabilities	177,434	168,242

Redeemable non-controlling interests	8,220	7,054

Commitments and contingencies (Note 18)

Equity (Deficit):
Air T, Inc. Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,702,639 and 2,702,639 shares outstanding	758	758
Treasury stock, 327,606 shares at $19.55 and 327,606 shares at $19.55	(6,404)	(6,404)
Additional paid-in capital	1,028	947
Retained earnings	4,849	2,130
Accumulated other comprehensive loss	(162)	(647)
Total Air T, Inc. Stockholders' Equity (Deficit)	69	(3,216)
Non-controlling Interests	(982)	1,698
Total Equity (Deficit)	(913)	(1,518)
Total Liabilities and Equity	$184,741	$173,778
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Six Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,362	$2,995
Adjustments to reconcile Net Income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,111	1,709
Income from equity method investments	(4,160)	(4,269)
Gain on sale of aircraft	(7,034)	—
Other	(166)	2,258
Change in operating assets and liabilities:
Accounts receivable	5,210	(8,182)
Inventories	(8,047)	8,832
Accounts payable	(2,025)	461
Accrued expenses	5,228	(1,306)
Other current assets	(3,552)	(78)
Other	1,569	624
Net cash (used in) provided by operating activities	(6,504)	3,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(6,765)	—
Distribution from unconsolidated entities	1,750	3,000
Capital expenditures related to property & equipment	(444)	(581)
Capital expenditures related to assets on lease or held for lease	—	(14,598)
Proceeds from sale of aircraft	19,889	—
Loan advances to Lendway	(1,100)	(2,000)
Proceeds from notes receivable - CAM and Lendway	2,173	—
Acquisition of businesses, net cash acquired	(1,162)	—
Other	(405)	(16)
Net cash provided by (used in) investing activities	13,936	(14,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	80,235	69,159
Payments on lines of credit	(72,873)	(59,451)
Proceeds from term loan	10,850	10,000
Payments on term loan	(11,038)	(6,865)
Distribution to non-controlling interest	(3,132)	(323)
Other	(296)	(26)
Net cash provided by financing activities	3,746	12,494
Effect of foreign currency exchange rates on cash and cash equivalents	(147)	(2)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	11,031	1,341
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,757	7,843
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	17,788	9,184

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash and cash equivalents	5,932

Restricted cash, current	575
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at beginning of period	6,757

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:
Cash and cash equivalents	17,458
Restricted cash, current	80
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at end of period	17,788
(a)Included in other assets on the consolidated balance sheets.
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss[1]	—	—	—	—	—	(335)	—	(5)	(340)

Repurchase of common stock	—	—	13	(301)	—	—	—	—	(301)

Stock option forfeiture (Note 14)	—	—	—	—	(25)	—	—	—	(25)

Stock compensation expense	—	—	—	—	42	—	—	—	42

Foreign currency translation loss[2]	—	—	—	—	—	—	(50)	—	(50)

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	1	—	1

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(203)	—	(203)

Balance, June 30, 2024	3,030	$758	270	$(5,260)	$876	$7,935	$(186)	$1,045	$5,168

Net income (loss)[1]	—	—	—	—	—	2,520	—	(1)	2,519

Stock option forfeiture (Note 14)	—	—	—	—	(28)	—	—	—	(28)

Stock compensation expense	—	—	—	—	30	—	—	—	30

Foreign currency translation gain[2]	—	—	—	—	—	—	719	—	719

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(148)	—	(148)

Initial consolidation of CASP, LLC	—	—	—	—	—	—	—	730	730

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	2	—	2

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(183)	—	(183)

Balance, September 30, 2024	3,030	$758	270	$(5,260)	$878	$10,455	$204	$1,774	8,809

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)

Net (loss) income[1]	—	—	—	—	—	(1,636)	—	52	(1,584)

Distributions to non-controlling interests	—	—	—	—	—	—	—	(38)	(38)

Stock compensation expense	—	—	—	—	40	—	—	—	40

Foreign currency translation gain[2]	—	—	—	—	—	—	413	—	413

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	5	—	5

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(248)	—	(248)

Balance, June 30, 2025	3,030	$758	328	$(6,404)	$987	$494	$(465)	$1,712	(2,918)

Net income[1]	—	—	—	—	—	4,355	—	302	4,657

Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,996)	(2,996)

Stock compensation expense	—	—	—	—	41	—	—	—	41

Foreign currency translation gain[2]	—	—	—	—	—	—	159	—	159

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Unrealized loss on interest rate swaps	—	—	—	—	—	—	(65)	—	(65)

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	204	—	204

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(7)	—	(7)

Balance, September 30, 2025	3,030	$758	328	$(6,404)	$1,028	$4,849	$(162)	$(982)	$(913)

(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
See notes to condensed consolidated financial statements.
(2) Cumulative translation adjustments were at a loss of $0.8 million and $0.1 million as of March 31, 2024 and September 30, 2024, respectively, and a loss of $0.4 million and a gain of             $0.2 million, as of March 31, 2025 and September 30, 2025, respectively.

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2025. The unaudited results of operations for the period ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
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

In September 2025, the FASB issued ASU 2025-06- Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update modernize the accounting guidance for the costs to develop software for internal use. The new guidance amends the existing standard that refers to various stages of a software development project to align with current software development methods, such as agile programming. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.
2.    Acquisitions

On May 15, 2025, Mountain Air Cargo, Inc. (“MAC”), a wholly-owned subsidiary of Air T, Inc., completed the acquisition of Royal Aircraft Services, LLC ("Royal"), a privately-held aircraft maintenance and repair company based in Hagerstown, Maryland for a purchase price of $1.2 million, net of cash acquired. The assets and liabilities of Royal were recorded at their estimated fair values at the date of acquisition and were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements. The acquired business is included in Overnight Air Cargo segment.
3.    Revenue Recognition
Performance Obligations
Substantially all of the Company’s non-lease revenue is derived from contracts with an initial expected duration of one year or less. As a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations. The following is a description of the Company’s performance obligations as of September 30, 2025:

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

For market data services, revenue is derived from contracts that grant customers the right to use the Company's web-based service for a specified term through a subscription fee. A performance obligation is created when the Company agrees to provide a subscription-based service to a customer. There is no variation in effort expended by the Company over the subscription term, therefore, revenue is recognized each month on a straight-line basis according to the consideration paid by the customer for the given time period. Generally, subscription terms are in annual increments and, when a subscription term begins, an annual fee is remitted by the customer to cover the 12-month period. The cash received is recorded as deferred revenue for the amount stated in the contract and recognized over the subscription term based on straight-line recognition.

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

Leasing Revenue	Leasing revenue is recognized in accordance with ASC Topic 842. Refer to Note 11 for further details regarding the Company's leasing revenue.
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Product Sales
Overnight air cargo	$11,194	$10,070	$23,671	$19,769
Ground support equipment	9,180	14,022	23,518	21,150
Commercial aircraft, engines and parts	17,378	30,165	35,139	53,784
Corporate and other	323	54	490	173
Support Services
Overnight air cargo	18,712	21,037	36,704	41,695
Ground support equipment	289	287	708	453
Commercial aircraft, engines and parts	3,093	2,106	5,335	4,306
Corporate and other	9	3	25	18
Leasing Revenue
Ground support equipment	—	15	—	30
Commercial aircraft, engines and parts	204	475	1,958	514
Corporate and other	414	405	869	869
Software Services
Digital solutions	2,209	1,836	4,305	3,515
Other
Overnight air cargo	18	80	138	106
Ground support equipment	168	130	481	176
Commercial aircraft, engines and parts	205	180	408	572
Corporate and other	754	377	1,271	524

Total	$64,150	$81,242	$135,020	$147,654
See Note 16 for the Company's disaggregated revenues by geographic region and Note 17 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2025 and September 30, 2025 and the amount of contract liabilities that were recognized as revenue during the six-month period ended September 30, 2025 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2025 Recognized as Revenue
As of September 30, 2025	$7,009
As of April 1, 2025	$4,199
For the six months ended September 30, 2025		$(2,878)

4.     Accrued Expenses and Other

(In thousands)	September 30, 2025	March 31, 2025

Salaries, wages and related items	$6,196	$6,235
Profit sharing and bonus	1,961	2,980
Other deposits	2,260	513
Deferred income	4,749	3,686
Accrued insurance payable	2,730	1,336
Accrued interest expense	1,920	955
Other	2,239	986
Total	$22,055	$16,691

5.    Income Taxes

During the three-month period ended September 30, 2025, the Company recorded $2.2 million in income tax expense at an effective tax rate (“ETR”) of 30.4%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), and Delphax Solutions, Inc. (“DSI”), the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the Foreign-Derived Intangible Income (“FDII”) deduction.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., which includes a broad range of tax reform provisions affecting businesses. The Company has reflected the impact of the OBBBA in the second quarter of 2026 financial statements as required by generally accepted accounting principles. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position, but does not expect the legislation to have a material impact on its financial statements.

During the six-month period ended September 30, 2025, the Company recorded $2.1 million in income tax expense at an ETR of 32.1%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, DTI and DSI, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible transaction costs, and the benefit from the FDII deduction.

During the three-month period ended September 30, 2024, the Company recorded $0.3 million in income tax expense at an ETR of 10.2%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2024 were the valuation allowance related to the Company’s U.S. consolidated group, DTI, Landing Gear Support Services PTE LTD (“LGSS”), DSI and BCCM Advisors (Kenya) Limited (“BCCM Kenya”), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

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

As of September 30, 2025, of the 244,750 options outstanding under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,033	$2,963	$4,362	$2,995
Net income attributable to non-controlling interests	(678)	(443)	(1,643)	(810)
Net income attributable to Air T, Inc. Stockholders	$4,355	$2,520	$2,719	$2,185
Income per share:
Basic	$1.61	$0.91	$1.01	$0.79
Diluted	$1.61	$0.91	$1.01	$0.79

Weighted Average Shares Outstanding:
Basic	2,703	2,760	2,703	2,760
Diluted	2,703	2,760	2,703	2,760

Potential common shares outstanding are not included in the computation of diluted income per share if their effect is anti-dilutive. During the three and six months ended September 30, 2025, the Company had 244,750 potential shares from share-based awards that were anti-dilutive. There were no potential shares from share-based awards that were anti-dilutive during the three and six months ended September 30, 2024.
7.    Intangible Assets and Goodwill
Intangible assets as of September 30, 2025 and March 31, 2025 consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$886	$(615)	$271
Internally developed software	3,867	(1,348)	2,519
In-place lease and other intangibles	1,094	(511)	583
Customer relationships	8,601	(2,441)	6,160
Patents	1,139	(1,116)	23
Other	1,547	(1,130)	417
	17,134	(7,161)	9,973
In-process software	445	—	445
Intangible assets, total	$17,579	$(7,161)	$10,418

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$865	$(549)	$316
Internally developed software	3,658	(1,111)	2,547
In-place lease and other intangibles	1,094	(460)	634
Customer relationships	8,012	(2,007)	6,005
Patents	1,139	(1,114)	25
Other	1,512	(1,089)	423
	16,280	(6,330)	9,950
In-process software	70	—	70
Intangible assets, total	$16,350	$(6,330)	$10,020
The increase in customer relationships from March 31, 2025 to September 30, 2025 relates to the quarterly changes in foreign currency translation adjustments at Shanwick.
Based on the intangible assets recorded at September 30, 2025 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2026 (excluding the 6 months ended September 30, 2025)	$627
2027	1,203
2028	1,120
2029	1,030
2030	1,025
2031	1,024
Thereafter	3,944
$9,973
The carrying amount of goodwill as of September 30, 2025 and March 31, 2025 was $11.9 million and $10.5 million, respectively. The increase from the prior fiscal year end balance is attributable to the Royal acquisition within the overnight air cargo segment (as described in Note 2) of $1.0 million and the $0.4 million change in foreign currency translation adjustments related to the goodwill balance at Shanwick within the digital solutions segment. There was no impairment on goodwill during the six months ended September 30, 2025.
Goodwill for relevant segments and corporate and other, at original cost, consists of the following (in thousands):

	September 30, 2025	March 31, 2025
Overnight air cargo	$1,113	$76
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,562	6,239
Total reportable segment goodwill, at cost	11,902	10,542
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$11,902	$10,542
8.    Investments in Securities and Derivative Instruments
The Company invests in exchange-traded marketable securities and accounts for that activity in accordance with ASC 321, Investments- Equity Securities. Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income (loss). The fair market value of marketable equity securities is determined based on quoted market prices in active markets and are therefore, considered Level 1 fair value measurements.

The Company's gross unrealized gains and losses on equity securities for the three and six months ended September 30, 2025 and 2024 were immaterial. These unrealized gains and losses are included within other income (loss) on the condensed consolidated statement of income (loss). As of both September 30, 2025 and March 31, 2025, the fair value of these marketable equity securities was an asset of $1.1 million, which is included within marketable securities and restricted investments in the condensed consolidated balance sheets.

9.    Equity Method Investments
Lendway, Inc. investment
The Company’s investment in Lendway (NASDAQ: LDWY), formerly Insignia Systems, Inc., has been accounted for under the equity method of accounting since Air T obtained significant influence in January 2018. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 and pivoted the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. As of September 30, 2025, the Company owned 487,000 Lendway shares, representing approximately 27.5% of Lendway's outstanding shares.
On August 15, 2024, the Company entered into a delayed draw term loan with Lendway for up to $2.5 million with an interest rate of 8.0% (the "Delayed Draw Term Loan"). On September 27, 2024 and January 15, 2025 the borrowing limit was increased to $3.5 million and $3.8 million, respectively. The Delayed Draw Term Loan limit increases were provided to assist with inventory purchases during the growing season and operating expenses as needed. All outstanding principal and accrued interest is due on the maturity date, which is the earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. As of September 30, 2025 the Delayed Draw Term Loan has $2.2 million and $0.3 million of principal and accrued interest outstanding, respectively.
On September 15, 2025, Lendway expanded its financing by entering into three promissory notes totaling $4.0 million among three of the largest shareholders, where Air T provided $1.1 million of additional funding (the "Promissory Note"). The notes were issued to Lendway to assist with inventory purchase for the growing season and operating expenses as needed. The promissory note bears interest at a rate of 13.5% with all outstanding principal and accrued interest due on the maturity date, which is June 1, 2027. Prior to the maturity date, Lendway may prepay any accrued interest or principal outstanding without penalty. As of September 30, 2025, $1.1 million of the principal balance remains outstanding and minimal interest has been accrued.
Due to the continued subordinated financial support, Lendway is a variable interest entity to which the Company holds several variable interests. The Company has determined that it is not the primary beneficiary, as it does not control Lendway's Board of Directors, which is the party with the power to direct the activities that most significantly impact the economic performance of Lendway. Additionally, the Company's exposure to variability of Lendway is limited to its 27.5% ownership in Lendway's common stock and a total of $3.6 million of notes receivable and accrued interest from Lendway. Accordingly, the Company does not consolidate Lendway and will continue to account for its investment using the equity method of accounting.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment, with a basis difference decrease of $0.3 million. The Company recorded a basis difference adjustment of $12.0 thousand and $25.0 thousand in each of the three and six months ended September 30, 2025.
CCI and Lendway's combined summarized unaudited financial information for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$54,452	$52,662	$96,121	$98,419
Gross Profit	7,108	7,434	12,471	13,440
Operating income	2,995	1,823	4,680	3,029
Net income	1,117	755	1,485	2,081

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
In August 2025, CAM entered into an Amended and Restated Limited Liability Company Agreement as the Managing Member Blue Crest Aviation Partners 2025-01 LLC ("BCAP"). BCAP was formed as a series LLC and consists of several individual series that target investments in mid-life commercial jet aircraft on lease to airlines globally. CAM's involvement with BCAP represents an expansion of its Asset Management Function in which CAM will collect fees for the services it provides as the Managing Member of BCAP.
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
On October 18, 2024, the Company entered into an unsecured promissory note with CAM for $2.5 million with an interest rate of 10.0%, through conversion of a portion of the Company's accounts receivable from CAM. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is October 15, 2027. Prior to the maturity, CAM may prepay any accrued interest or principal outstanding without penalty. As of September 30, 2025, $1.5 million of the principal balance remains outstanding with minimal accrued interest.
CAM's HLBV net assets, including common interests and investor interests, was $33.2 million and $29.9 million as of September 30, 2025 and 2024, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three and six months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Contributions	$3,520	$—	$7,288	$—
Distributions	3,887	676	6,402	2,277
Investment balances for the Company's equity method investees as of September 30, 2025 and March 31, 2025 is as follows (in thousands):

Investment	September 30, 2025	March 31, 2025
Lendway	$1,350	$729
CCI	3,861	3,889
CAM	16,225	12,428
Other equity method investments	6,430	1,957
Total	$27,866	$19,003

Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments, during the three and six months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Six Months Ended
Investment	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lendway	$288	$(206)	$411	$(496)
CCI	2	77	(27)	751
CAM	3,767	2,345	3,516	3,839
Other equity method investments	122	130	260	175
Total	$4,179	$2,346	$4,160	$4,269
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three and six months ended September 30, 2025 and 2024, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended		Six Months Ended
Investment	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lendway	$—	$—	$—	$—
CCI	—	—	—	—
CAM	903	676	1,731	2,277
Other equity method investments	241	118	538	1,051
Total	$1,144	$794	$2,269	$3,328
10.    Inventories
Inventories consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Inventories:
Raw Materials	$7,608	$6,928
Work in process	2,521	2,342
Finished Goods	5,666	5,358
Aircraft parts	35,994	28,794
Total inventories	51,789	43,422
Reserves	(5,163)	(4,906)
Total inventories, net of reserves	$46,626	$38,516
11.     Lessor Arrangements
Equipment Leases

The Company leases equipment to third-parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from 1 and 4 years under operating lease agreements. The Company depreciates aircraft and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value.

On August 26, 2024, Contrail executed the operating agreement for CASP Leasing 1, LLC ("CASP"), a newly-created and 95% owned subsidiary of Contrail. Shortly thereafter, on August 29, 2024, CASP entered into two purchase agreements to acquire, and subsequently lease, two Airbus Model A321-111 aircraft. On July 15, 2025, CASP completed the sale of these two aircraft, including their associated engines, for a total contracted sales price exceeding $25.0 million. In connection with the sale, CASP executed assignment, assumption, and amendment agreements under the existing leases, thereby transferring all lessor rights and obligations to the purchaser. After applying purchase price adjustments for deposits and rent payments as described in the sale and purchase agreements, CASP received net closing proceeds of $19.9 million.

For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. During the three and six months ended September 30, 2025, the Company recognized depreciation expense relating to equipment leases of $0.1 million and $0.7 million, respectively. Depreciation expense relating to equipment leases for the three and six months ended September 30, 2024 was $0.2 million and $0.3 million, respectively.

Future minimum undiscounted rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. Earned contingent rent on equipment leases totaled approximately $0.5 million during the six months ended September 30, 2025, and was immaterial during the three months ended September 30, 2025. Contingent rent earned on equipment leases during the three and six months ended September 30, 2024 was immaterial. As of September 30, 2025, future minimum undiscounted rental payments to be received under non-cancelable leases are immaterial.
Office leases

The Company, through its wholly-owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. During the three and six months ended September 30, 2025 and 2024, depreciation expense relating to office leases was immaterial.

For each of the three months ended September 30, 2025 and 2024, the Company recognized rental and other revenues related to operating lease payments of $0.4 million, of which variable lease payments were $0.2 million. For each of the six months ended September 30, 2025 and 2024, the Company recognized rental and other revenues related to operating lease payments of $0.9 million, of which variable lease payments were $0.4 million. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of September 30, 2025:

Year ended March 31,
2026 (excluding the 6 months ended 09/30/2025)	$503
2027	990
2028	849
2029	774
2030	743
Thereafter	1,824
Total	$5,683
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
The components of lease cost for the three and six months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$874	$749	$1,715	$1,418
Short-term lease cost	232	289	571	583
Variable lease cost	252	236	499	462
Total lease cost	$1,358	$1,274	$2,785	$2,463
Amounts reported in the consolidated balance sheets for leases where we are the lessee as of September 30, 2025 and March 31, 2025 were as follows (in thousands):

	September 30, 2025	March 31, 2025
Operating leases
Operating lease ROU assets	$12,269	$13,274
Operating lease liabilities	$13,216	$14,220

Weighted-average remaining lease term
Operating leases	10 years, 3 months	10 years, 3 months

Weighted-average discount rate
Operating leases	5.68%	5.67%

During the six months ended September 30, 2025, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $0.2 million.
The Company has an operating lease between entities under common control where the useful life of certain leasehold improvements exceeds the related lease term. As of September 30, 2025, the remaining lease term on the operating lease was four years, two months and the useful life of leasehold improvements that exceeded the lease term ranged from four years, four months to four years, eight months. As of September 30, 2025, the unamortized balance of such leasehold improvements was $0.2 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of September 30, 2025 are as follows (in thousands):

Operating Leases
2026 (excluding the six months ended September 30, 2025)	$1,632
2027	3,062
2028	2,354
2029	1,748
2030	977
Thereafter	7,670
Total undiscounted lease payments	17,443
Interest	(4,227)
Total lease liabilities	$13,216

13.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at September 30, 2025 and March 31, 2025, respectively.

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

The Issuer may prepay all or a portion of the outstanding principal and accrued but unpaid interest at any time, provided that (i) if the Issuer prepays all or any portion of the Multiple Advance Note within one year from the Issue Date, the Issuer is required to pay the Investors a prepayment premium equal to 2.0% of the amount being prepaid, and (ii) if the Issuer prepays all or any portion of the Multiple Advance Note after the first anniversary of the Issue Date but on or prior to the second anniversary of the Issue Date, the Issuer is required to pay the Investors a prepayment premium equal to 1.0% of the amount being prepaid. If the Issuer elects to prepay a portion of the outstanding principal and accrued but unpaid interest, then in no event can such prepayment be for an amount less than $1.0 million.

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as do all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities, held by the Issuer.
On September 3, 2025, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus entered into Amendment No. 5 to Credit Agreement, the Amended and Restated Revolving Credit Note, and the Amended and Restated Term Note A.
Pursuant to Amendment No. 5 to Credit Agreement, the Overline Note provisions and note were eliminated.
Pursuant to the Amended and Restated Revolving Credit Note, the revolving credit commitment to make revolving credit loans and to issue letters of credit was increased to an aggregate principal amount not to exceed $20.0 million. The interest rate on the Revolving Credit Note was decreased to the greater of 5.00% or 1-month SOFR plus 1.90%. The maturity date was extended to August 28, 2027. The financial covenants are to be measured semi-annually at December and March of each year and the Alerus Loan Parties are to deliver quarterly financial statements to Alerus.
Pursuant to the Amended and Restated Term Note A, Term Note A was amended and restated by the Alerus Loan Parties in the principal amount of $9.2 million. The maturity date remains August 15, 2029. The Term Note A interest rate was revised to 1-month SOFR plus 2.00%.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of September 30, 2025:

(In Thousands)	September 30, 2025	March 31, 2025	Maturity Date	Interest Rate	Unused commitments as of September 30, 2025	Type of Debt
Air T Debt
Debt - Air T Funding Trust Preferred Securities[1]	$35,500	$35,342	6/7/2049	8.00%		Recourse
Total	35,500	35,342

Alerus Loan Parties Debt
Revolver - Alerus	16,639	6,050	8/28/2027	Greater of 5.00% or 1-month SOFR + 1.90%	$3,361	Recourse
Overline Note - Alerus	—	—	10/31/2025	Greater of 5.00% or 1-month SOFR + 2.00%	—	Recourse
Term Note A - Alerus	9,061	9,827	8/15/2029	1-month SOFR + 2.00%		Recourse
Term Note C - Alerus	1,000	—	5/15/2030	Greater of 5.00% or 1-month SOFR + 2.25%		Recourse
Total	26,700	15,877

Contrail Debt
Revolver - ONB	—	3,127	11/24/2025	1-month SOFR + 3.56%	25,000	Limited recourse[2]
Term Note J - ONB	—	8,750	9/12/2028	1-month SOFR + 3.86%		Limited recourse[2]
Total	—	11,877

Wolfe Lake Debt
Term Loan - Bridgewater	8,921	9,059	12/2/2031	3.65%		Non-recourse
Total	8,921	9,059

Air T Acquisition 22.1
Term Loan - Bridgewater	3,500	3,500	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	1,057	1,298	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,174	1,082	5/1/2027	4.00%		Non-recourse
Total	5,731	5,880

WASI Debt
Promissory Note - Seller's Note	161	398	1/1/2026	6.00%		Non-recourse
Total	161	398
1 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.
2 Includes Air T's guarantee of approximately $1.6 million.

AAM 24-1 Debt
Promissory Notes - Honeywell	40,000	30,000	5/31/2035	8.50%	Non-recourse
Total	40,000	30,000

MAC Debt
Term Loan - Bank of America, N.A.	2,214	2,271	2/21/2030	1-month SOFR + 0.11% + 1.75%	Non-recourse
Total	2,214	2,271

Total Debt	119,227	110,704

Unamortized Premiums and Debt Issuance Costs	(801)	(379)
Total Debt, net	$118,426	$110,325
At September 30, 2025, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2026	$3,447
September 30, 2027	23,257
September 30, 2028	2,102
September 30, 2029	5,049
September 30, 2030	2,488
Thereafter	82,884
119,227
Unamortized Premiums and Debt Issuance Costs	(801)
$118,426
Interest Expense, net - Net interest expense for the Company and its subsidiaries were as follows for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Air T	$743	$979	$1,454	$1,952
Jet Yard	—	12	—	31
Alerus Loan Parties	370	177	741	177
Contrail	156	332	465	690
AirCo 1	—	125	—	251
Wolfe Lake	85	113	170	175
Air T Acquisition 22.1	25	83	115	150
WASI	4	11	9	23
AAM 24-1	736	310	1,435	633
MAC	38	—	96	—
Other	95	20	80	26
Total	$2,252	$2,162	$4,565	$4,108
Cash paid for interest totaled $3.8 million during the six months ended September 30, 2025.
14.    EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

Air T, Inc. maintains the 2020 Omnibus Stock and Incentive Plan for the benefit of certain eligible employees and directors. Compensation expense is recognized over the requisite service period for stock options which are expected to vest based on their grant-date fair values. The Company uses either the Black-Scholes option pricing model or Monte Carlo simulations to value stock options the Company grants. The key assumptions for the valuation methodologies include the expected term of the option, stock price volatility, risk-free interest rate and dividend yield. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through September 30, 2025, options to purchase up to 399,300 shares have been granted under the Plan. Of the shares granted on the Plan, 349,800 vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding four vesting dates, June 30, 2025, 2024, 2023 and 2022, a total of 129,050 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the three and six months ended September 30, 2025, no unvested shares were forfeited due to employee departures. As of September 30, 2025, there were 195,250 granted options that may become exercisable on future vesting dates under the Plan. No options were exercisable as of September 30, 2025.

On August 5, 2025, Air T granted 49,500 options under the Plan with a different vesting schedule. Beginning August 6, 2026 and each anniversary date thereafter through August 6, 2035, 10% of the granted options will vest. For all the options granted, half will have a strike price of $30 and the other half will have a strike price of $50. Should an employee quit or services cease being provided, any options that have not vested will be forfeited. Options that vest each August 6 will be exercisable for a period of ten years after they become vested, meaning vested options that were not exercised will expire from August 6, 2036 through August 6, 2045. Management valued the granted options using the Monte Carlo Simulation method, noting the fair value on August 5, 2025 was $0.8 million. Expenses are recognized based on a straight-line basis.

For the three and six months ended September 30, 2025, total compensation cost recognized under the Plan was $41.0 thousand and $81.0 thousand.
15.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased by the Company during the six months ended September 30, 2025. As of September 30, 2025, 752,228 shares may be repurchased pursuant to this program.

16.    Geographical Information
Total tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of September 30, 2025 and March 31, 2025 (in thousands):

	September 30, 2025	March 31, 2025
United States	$19,807	$20,422
Foreign	90	14,525
Total tangible long-lived assets, net	$19,897	$34,947

The net book value of tangible long-lived assets located within each individual foreign country at September 30, 2025 and March 31, 2025 is listed below (in thousands):

	September 30, 2025	March 31, 2025
Bulgaria	$—	$14,435
Other	90	90
Total tangible long-lived assets, net	$90	$14,525

Total revenue, in and outside the United States, is summarized in the following table for the three and six months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Overnight Air Cargo
United States	$28,455	$31,137	$57,701	$60,680
Foreign	1,469	50	2,812	890
Total Overnight Air Cargo	29,924	31,187	60,513	61,570
Commercial Aircraft, Engines and Parts
United States	11,263	22,695	24,765	41,155
Foreign	9,617	10,231	18,075	18,021
Total Commercial Aircraft, Engines and Parts	20,880	32,926	42,840	59,176
Ground Support Equipment
United States	8,962	13,872	23,655	19,671
Foreign	675	582	1,052	2,138
Total Ground Support Equipment	9,637	14,454	24,707	21,809
Digital Solutions
United States	464	553	955	855
Foreign	1,745	1,283	3,350	2,660
Total Digital Solutions	2,209	1,836	4,305	3,515
Corporate and Other
United States	1,338	730	2,474	1,551
Foreign	162	109	181	33
Total Corporate and Other	1,500	839	2,655	1,584

Total revenue	$64,150	$81,242	$135,020	$147,654

17.    Segment Information
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

Commercial Aircraft, Engines and Parts (formerly known as Commercial Jet Engines and Parts)
The Commercial Aircraft, Engines and Parts segment manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines.

Ground Support Equipment (formerly known as Ground Support Sales)	Ground Support Equipment manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.
Digital Solutions
Digital Solutions develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues. Until the fourth quarter of the fiscal year 2025, Digital Solutions had been reported as part of the central corporate function referred to as Corporate and Other.

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

Segment data is summarized in the following tables (in thousands):

	Three Months Ended September 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$29,924	$20,880	$9,637	$2,209	$62,650
Intersegment revenue	1,152	583	—	—	1,735
	31,076	21,463	9,637	2,209	64,385
Reconciliation of revenue
Other revenue[1]					1,544
Elimination of intersegment revenue[2]					(1,779)
Total consolidated revenue					$64,150
Cost of sales:
Cost of sales from external sources	24,922	14,427	6,539	762
Intersegment operating expense	1,152	517	—	—
	26,074	14,944	6,539	762
Less:[3]
General and administrative	3,250	6,742	1,445	1,512	12,949
Gain from sale of aircraft	—	(7,034)	—	—	(7,034)
Other segment items[4]	137	34	34	213	418
Segment profit (loss)	1,615	6,777	1,619	(278)	9,733

Reconciliation of profit (loss)
Other revenue[1]					1,544
Other cost of sales[1]					(364)
Other expenses[1]					(1,276)
Interest expense					(2,252)
Income from equity method investments					4,179
Other non-operating expense					(201)
Other corporate expenses[5]					(4,271)
Elimination of intersegment profits					142
Income before income taxes					$7,234

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $44.0 thousand for the three months ended September 30, 2025. After eliminations, Other revenue from third parties is $1.5 million for the three months ended September 30, 2025.
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

	Three Months Ended September 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$31,187	$32,926	$14,454	$1,836	$80,403
Intersegment revenue	14	484	—	—	498
	31,201	33,410	14,454	1,836	80,901
Reconciliation of revenue
Other revenue[1]					882
Elimination of intersegment revenue[2]					(541)
Total consolidated revenue					$81,242
Cost of sales:
Cost of sales from external sources	26,326	22,582	12,395	682
Intersegment operating expense	20	540	—	—
	26,346	23,122	12,395	682
Less:[3]
General and administrative	2,942	6,446	1,546	1,163	12,097
Other segment items[4]	112	648	95	202	1,057
Segment profit (loss)	1,801	3,194	418	(211)	5,202

Reconciliation of profit (loss)
Other revenue[1]					882
Other cost of sales[1]					(207)
Other expenses[1]					(1,110)
Interest expense					(2,162)
Income from equity method investments					2,346
Other non-operating expense					(505)
Other corporate expenses[5]					(1,391)
Elimination of intersegment profits					244
Income before income taxes					$3,299

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $43.0 thousand for the three months ended September 30, 2024. After eliminations, Other revenue from third parties is $0.8 million for the three months ended September 30, 2024.
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

	Six Months Ended September 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$60,513	$42,840	$24,707	$4,305	$132,365
Intersegment revenue	2,014	1,051	—	—	3,065
	62,527	43,891	24,707	4,305	135,430
Reconciliation of revenue
Other revenue[1]					2,743
Elimination of intersegment revenue[2]					(3,153)
Total consolidated revenue					$135,020
Cost of sales:
Cost of sales from external sources	50,821	29,084	18,842	1,598
Intersegment operating expense	2,014	953	—	—
	52,835	30,037	18,842	1,598
Less:[3]
General and administrative	6,336	12,865	2,838	2,814	24,853
Gain on sale of aircraft	—	(7,034)	—	—	(7,034)
Other segment items[4]	275	389	70	420	1,154
Segment profit (loss)	3,081	7,634	2,957	(527)	13,145

Reconciliation of profit (loss)
Other revenue[1]					2,743
Other cost of sales[1]					(780)
Other expenses[1]					(2,394)
Interest expense					(4,565)
Income from equity method investments					4,160
Other non-operating income					478
Other corporate expenses[5]					(6,646)
Elimination of intersegment profits					286
Income before income taxes					$6,427

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $88.0 thousand for the six months ended September 30, 2025. After eliminations, Other revenue from third parties is $2.7 million for the six months ended September 30, 2025.
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

	Six Months Ended September 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$61,570	$59,176	$21,809	$3,515	$146,070
Intersegment revenue	14	848	—	—	862
	61,584	60,024	21,809	3,515	146,932
Reconciliation of revenue
Other revenue[1]					1,671
Elimination of intersegment revenue[2]					(949)
Total consolidated revenue					$147,654
Cost of sales:
Cost of sales from external sources	52,036	41,493	18,929	1,238
Intersegment operating expense	28	829	—	—
	52,064	42,322	18,929	1,238
Less:[3]
General and administrative	5,680	12,413	3,047	2,551	23,691
Other segment items[4]	210	819	190	400	1,619
Segment profit (loss)	3,630	4,470	(357)	(674)	7,069

Reconciliation of profit (loss)
Other revenue[1]					1,671
Other cost of sales[1]					(491)
Other expenses[1]					(2,016)
Interest expense					(4,108)
Income from equity method investments					4,269
Other non-operating income					179
Other corporate expenses[5]					(3,507)
Elimination of intersegment profits					336
Income before income taxes					$3,402

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $87.0 thousand for the six months ended September 30, 2024. After eliminations, Other revenue from third parties is $1.6 million for the six months ended September 30, 2024.
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

	Three Months Ended September 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	137	298	34	213	682	145	827
Capital Expenditures	81	47	15	—	143	33	176

	Three Months Ended September 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	112	368	95	202	777	172	949
Capital Expenditures	70	14,612	158	—	14,840	—	14,840

	Six Months Ended September 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	275	1,055	70	420	1,820	291	2,111
Capital Expenditures	146	213	15	—	374	33	407

	Six Months Ended September 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	210	558	190	400	1,358	351	1,709
Capital Expenditures	261	14,674	212	—	15,147	32	15,179

Reconciliation of operating income (loss) and elimination of intersegment loss was as follows:
	Three Months Ended September 30, 2025
(in thousands)	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$1,615	$6,838	$1,619	$(278)	$9,794	$(4,286)	$—	$5,508
Intersegment operating (loss) income	—	(61)	—	—	(61)	(81)	142	—
Operating income (loss)	1,615	6,777	1,619	(278)	9,733	(4,367)	142	5,508

	Three Months Ended September 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$1,808	$3,372	$418	$(211)	$5,387	$(1,767)	$—	$3,620
Intersegment operating (loss) income	(7)	(178)	—	—	(185)	(59)	244	—
Operating income (loss)	1,801	3,194	418	(211)	5,202	(1,826)	244	3,620

	Six Months Ended September 30, 2025
(in thousands)	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$3,081	$7,790	$2,957	$(527)	$13,301	$(6,947)	$—	$6,354
Intersegment operating (loss) income	—	(156)	—	—	(156)	(130)	286	—
Operating income (loss)	3,081	7,634	2,957	(527)	13,145	(7,077)	286	6,354

	Six Months Ended September 30, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$3,644	$4,696	$(357)	$(674)	$7,309	$(4,247)	$—	$3,062
Intersegment operating (loss) income	(14)	(226)	—	—	(240)	(96)	336	—
Operating income (loss)	3,630	4,470	(357)	(674)	7,069	(4,343)	336	3,062

18.    Commitments and Contingencies
Put/Call Options and Earnout

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. The earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $0.4 million as of September 30, 2025. For the three and six months ended September 30, 2025, a gain has been recorded due to an increase in fair value of $0.3 million and $0.7 million, respectively.
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

The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or their redemption value. As of September 30, 2025, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2025	$5,176	$1,878	$7,054
Distribution to non-controlling members	—	(377)	(377)
Net income attributable to non-controlling interests	258	392	650
Other comprehensive income attributable to the RNCI	254	—	254
Redemption value adjustments	(70)	709	639
Ending Balance as of September 30, 2025	$5,618	$2,602	$8,220

Crestone Asset Management, LLC and CJVII, LLC

For CAM's Investment Function, as described in Note 9, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of September 30, 2025, for its Investment Function, the Company has contributed $19.6 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
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

19.     Guarantees

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

The maximum potential payments for nonfinancial guarantees were $4.6 million and $4.4 million at September 30, 2025 and March 31, 2025, respectively. There were no liabilities recorded related to the nonfinancial guarantees at both September 30, 2025 and March 31, 2025.

20.     Subsequent Events

On October 21, 2025, the Company and a wholly-owned, indirect subsidiary of the Company delivered a Sale and Implementation Deed with the Court-Appointed Administrators of Regional Express Holdings Limited (Rex). If creditor, court and other approvals are received, the Company then expects to close the proposed transaction by calendar year end.

The proposed transaction provides for the Company's indirect subsidiary to acquire all of the outstanding capital stock of Rex, which operates the leading regional airline in Australia.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2025, to and including September 30, 2025 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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
•The risk that the number of aircraft operated for FedEx is reduced;
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

We also wish to caution investors that other factors might in the future prove to be important in affecting our results of operations. New factors emerge from time to time. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
•Commercial aircraft, engines and parts (formerly known as Commercial jet engines and parts), which manages and leases aviation assets; supplies surplus and after market commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines and;
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

Results of Operations

Second Quarter Fiscal 2026 Compared to Second Quarter Fiscal 2025

Operating Revenue
Consolidated revenue for the three-month period ended September 30, 2025 decreased by $17.1 million (21.0%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended September 30, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Overnight Air Cargo	$29,924	$31,187	$(1,263)	(4)%
Ground Support Equipment	9,637	14,454	(4,817)	(33)%
Commercial Aircraft, Engines, and Parts	20,880	32,926	(12,046)	(37)%
Digital Solutions	2,209	1,836	373	20%
Segments total	62,650	80,403	(17,753)	(22)%
Revenues from the overnight air cargo segment for the three-month period ended September 30, 2025 decreased by $1.3 million (4%) compared to the second quarter of the prior fiscal year. The decrease was principally attributable to lower flight admin fees driven by increased soft and hard parked aircraft when compared to the prior year comparable quarter.

The ground support equipment segment contributed approximately $9.6 million and $14.5 million to the Company’s revenues for the three-month period ended September 30, 2025 and 2024 respectively, representing a $4.8 million (33%) decrease in the current fiscal year quarter. The decrease was primarily driven by a lower number of deicing trucks sold in the current quarter compared to the comparable quarter from the prior fiscal year as a result of timing on fulfilling annual orders for certain customers. At September 30, 2025, the ground support equipment segment’s order backlog was $12.9 million compared to $6.2 million at September 30, 2024.
The commercial aircraft, engines and parts segment contributed $20.9 million of revenues in the quarter ended September 30, 2025 compared to $32.9 million in the comparable prior year quarter, which is a decrease of $12.0 million (37%). The decrease was largely attributable to a decline in component sales at Contrail, driven by a lower level of component inventory purchases during the preceding twelve-month period.
Digital solutions segment contributed $2.2 million of revenues in the quarter ended September 30, 2025 compared to $1.8 million in the prior year quarter, an increase of $0.4 million (20%). The increase is primarily due to increased software subscriptions represented by monthly recurring revenues of $0.7 million as of September 30, 2025 versus $0.6 million as of September 30, 2024.
Operating Expenses
Consolidated segment operating expenses for the three-month period ended September 30, 2025 decreased by $15.2 million (24%) compared to the same quarter in the prior fiscal year.
Following is a table detailing operating expenses by segment during the three months ended September 30, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Overnight Air Cargo:
Operating expense	$24,922	$26,326	$(1,404)
Percentage of segment net sales	83%	84%
Ground Support Equipment:
Operating expense	6,539	12,395	(5,856)
Percentage of segment net sales	68%	86%
Commercial Aircraft, Engines and Parts:
Operating expense	14,427	22,582	(8,155)
Percentage of segment net sales	69%	69%
Digital Solutions:
Operating expense	762	682	80
Percentage of segment net sales	34%	37%
Segments total	46,650	61,985	(15,335)
The overnight air cargo segment contributed $24.9 million and $26.3 million to the Company's operating expenses for the three-month period ended September 30, 2025 and 2024, respectively, representing a $1.4 million (5%) decrease in the current quarter. The decrease was primarily attributable to the decrease in revenues noted above.
The ground support equipment segment contributed approximately $6.5 million and $12.4 million to the Company's operating expenses for the three-month period ended September 30, 2025 and 2024, respectively, representing a $5.9 million (47%) decrease in the current quarter. The decrease was primarily driven by lower costs associated with the reduced sales volume discussed in the segment revenue section above. However, the decline in operating expenses as a percentage of net sales was less pronounced than in the prior-year quarter, reflecting higher margins realized on deicing truck sales during the current period.
The commercial aircraft, engines and parts segment contributed $14.4 million and $22.6 million to the Company's operating expenses for the three-month period ended September 30, 2025 and 2024, respectively, representing a $8.2 million (36%) decrease in the current quarter. Lower component sales in the current quarter resulted in the decrease in operating expenses.
The digital solutions segment contributed $0.8 million of operating expenses in the quarter ended September 30, 2025 compared to $0.7 million in the prior year quarter, reflecting a relatively flat year-over-year trend.
General and administrative

	Three Months Ended September 30,		Change
	2025	2024
General and administrative	$18,099	$14,202	$3,897
Percentage of total net sales	28%	17%
General and administrative expenses for the three-month period ended September 30, 2025 increased by $3.9 million (27%) compared to the first quarter of the prior fiscal year. The increase was primarily driven by acquisition-related costs incurred during the current year, as well as higher payroll and employee-related expenses.
Non-Operating Income (Expense)
Following is a table detailing non-operating income (expense) during the three months ended September 30, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2025	2024
Interest expense	$(2,252)	$(2,162)	$(90)
Income from equity method investments	4,179	2,346	1,833
Other	(201)	(505)	304
	$1,726	$(321)	$2,047
The Company had net non-operating income of $1.7 million during the quarter ended September 30, 2025, compared to net non-operating loss of $0.3 million in the prior year quarter. The non-operating income was driven by a $1.8 million increase in net income allocated to the Company from equity method investments, as detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Provision for Income Taxes
During the three-month period ended September 30, 2025, the Company recorded $2.2 million in income tax expense at an effective tax rate (“ETR”) of 30.4%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, DTI and DSI, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the Foreign-Derived Intangible Income (“FDII”) deduction.

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

First Six Months of Fiscal 2026 Compared to First Six Months of Fiscal 2025

Operating Revenue

Consolidated segment revenue for the six-month period ended September 30, 2025 decreased by $12.6 million (9%) compared to the same period in the prior fiscal year.

Following is a table detailing revenue by segment, net of intercompany during the six months ended September 30, 2025 compared to the same period in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2025	2024
Overnight Air Cargo	$60,513	$61,570	$(1,057)	(2)%
Ground Support Equipment	24,707	21,809	2,898	13%
Commercial Aircraft, Engines, and Parts	42,840	59,176	(16,336)	(28)%
Digital Solutions	4,305	3,515	790	22%
Segments total	132,365	146,070	(13,705)	(9)%
Revenues from the overnight air cargo segment for the six months ended September 30, 2025 decreased by $1.1 million (2%) compared to the six months ended September 30, 2024. The decrease was principally attributable to lower flight admin fees driven by increased soft and hard parked aircraft when compared to the prior year comparable period.

The ground support equipment segment's revenue for the six-month period ended September 30, 2025 was $24.7 million compared to $21.8 million in the same period in the prior fiscal year, an increase of $2.9 million (13%). The increase is a result of increased deicer shipments and increase in spare parts sales in the current period. We believe the increase in parts revenue is driven by heightened demand for maintenance and overhaul services preparation for the coming winter season.
The commercial aircraft, engines and parts segment contributed $42.8 million of revenues in the six months ended September 30, 2025 compared to $59.2 million in the comparable prior year six months period. The decrease was largely attributable to a decline in component sales at Contrail, driven by a lower level of component inventory purchases during the preceding twelve-month period.
The digital solutions segment contributed $4.3 million of revenues in the six months ended September 30, 2025 compared to $3.5 million in the prior year six month period, an increase of $0.8 million (22%). The increase was primarily due to increased software subscriptions represented by monthly recurring revenues of $0.7 million as of September 30, 2025 versus $0.6 million as of September 30, 2024.
Operating Expenses
Consolidated segment operating expenses for the six-month period ended September 30, 2025 decreased by $13.1 million (11%) compared to the same period in the prior fiscal year.
Following is a table detailing operating expenses by segment during the six months ended September 30, 2025 compared to the same period in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2025	2024
Overnight Air Cargo:
Operating expense	$50,821	$52,036	$(1,215)
Percentage of segment net sales	84%	85%
Ground Support Equipment:
Operating expense	18,842	18,929	(87)
Percentage of segment net sales	76%	87%
Commercial Aircraft, Engines and Parts:
Operating expense	29,084	41,493	(12,409)
Percentage of segment net sales	68%	70%
Digital Solutions:
Operating expense	1,598	1,238	360
Percentage of segment net sales	37%	35%
Segments total	100,345	113,696	(13,351)
The overnight air cargo segment contributed $50.8 million and $52.0 million to the Company's operating expenses for the six-month period ended September 30, 2025 and 2024, respectively, representing a $1.2 million (2%) decrease in the current period. The decrease was primarily attributable to lower costs associated with the decrease in revenues noted above.

Operating expenses from the ground support equipment segment for the six months ended September 30, 2025 was relatively flat compared to the six months ended September 30, 2024 but showed improvements when viewed as a percentage of net sales due to higher margins realized on deicer and part sales in the current year.
The commercial aircraft, engines and parts segment contributed $29.1 million and $41.5 million to the Company's operating expenses for the six months ended September 30, 2025 and 2024, respectively, representing a $12.4 million (30%) decrease in the current period. Lower component sales in the current year resulted in the decrease in operating expenses.
The digital solutions segment contributed $1.6 million of operating expenses in the six months ended September 30, 2025 compared to $1.2 million in the prior year comparable period, reflecting a relatively flat year-over-year trend.

General and Administrative

	Six Months Ended September 30,		Change
	2025	2024
General and administrative	$33,130	$28,437	$4,693
Percentage of total net sales	25%	19%

General and administrative expenses for the six month period ended September 30, 2025 increased by $4.7 million (17%) compared to the prior year comparable period. The increase was primarily driven by acquisition-related costs incurred during the current year, as well as higher payroll and employee-related expenses.
Non-Operating Income (Expense)
Following is a table detailing non-operating income (expense) during the six months ended September 30, 2025 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2025	2024
Interest expense	$(4,565)	$(4,108)	$(457)
Income from equity method investments	4,160	4,269	(109)
Other	478	179	299
	$73	$340	$(267)
The Company had a net non-operating income of $0.1 million for the six months ended September 30, 2025 compared to a net non-operating income of $0.3 million in the prior year six-month period. Overall, non-operating results were relatively consistent with the prior-year period.
Provision for Income Taxes
During the six-month period ended September 30, 2025, the Company recorded $2.1 million in income tax expense at an ETR of 32.1%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, DTI and DSI, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible transaction costs, and the benefit from the FDII deduction.
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
Critical Accounting Policies and Estimates

The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2025.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025.
Liquidity and Capital Resources
As of September 30, 2025, the Company held approximately $17.5 million in cash and cash equivalents and restricted cash. The Company has an aggregate of approximately $28.4 million in available funds under its lines of credit as of September 30, 2025.
As of September 30, 2025, the Company’s working capital amounted to $49.4 million, an increase of $18.5 million compared to March 31, 2025, primarily driven by a $8.1 million increase in inventory and a $11.5 million increase in cash and cash equivalents.
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
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on September 3, 2025, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus entered into Amendment No. 5 to Credit Agreement, the Amended and Restated Revolving Credit Note, and the Amended and Restated Term Note A. Pursuant to Amendment No. 5 to Credit Agreement, the Overline Note provisions and note were eliminated. Pursuant to the Amended and Restated Revolving Credit Note, the revolving credit commitment to make revolving credit loans and to issue letters of credit was increased to an aggregate principal amount not to exceed $20.0 million. The interest rate on the Revolving Credit Note was decreased to the greater of 5.00% or 1-month SOFR plus 1.90%. The maturity date was extended to August 28, 2027. The financial covenants are to be measured semi-annually at December and March of each year and the Alerus Loan Parties are to deliver quarterly financial statements to Alerus. Pursuant to the Amended and Restated Term Note A, Term Note A was amended and restated by the Alerus Loan Parties in the principal amount of $9.2 million. The maturity date remains August 15, 2029. The Term Note A interest rate was revised to 1-month SOFR plus 2.00%.

The Company believes that it has sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Cash Flows
Following is a table of changes in cash flow for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(6,504)	$3,044
Net cash provided by (used in) investing activities	13,936	(14,195)
Net cash provided by financing activities	3,746	12,494
Effect of foreign currency exchange rates on cash and cash equivalents	(147)	(2)
Net Increase in Cash and Cash Equivalents and Restricted Cash	$11,031	$1,341

Net cash used in operating activities was $6.5 million for the six-month period ended September 30, 2025 compared to net cash provided by operating activities of $3.0 million in the prior year six-month period, representing a decrease of $9.5 million. The decrease was primarily attributable to a $16.9 million change in cash flow from inventory and a $7.0 million current year period gain on sale of the two Airbus Model A321-111 aircraft. The change in inventory was primarily driven by Contrail purchasing an engine for tear-down in the current year period while the prior year period saw high sales of component inventory that was not replenished. The changes in inventory and gain on sale of aircraft were partially offset by a $13.4 million change in cash flow from accounts receivable. The change in cash flows from accounts receivable in the current year period was due to the decrease in component sales at Contrail.

Net cash provided by investing activities for the six-month period ended September 30, 2025 was $13.9 million compared to net cash used in investing activities of $14.2 million in the prior year period. The cash provided by investing activities in the current six-month period was primarily driven by proceeds of $19.9 million from the sale of the two Airbus Model A321-111 aircraft, partially offset by investments in unconsolidated entities of $6.8 million. Cash used in investing activities in the prior year period was primarily driven by capital expenditures of $14.6 million related to the purchase of the two aircraft that were sold in the current year period.
Net cash provided by financing activities for the six-month period ended September 30, 2025 was $3.7 million compared to net cash provided by financing activities of $12.5 million in the prior year period. The year-over-year decrease in net cash provided by financing activities was primarily due to a $13.4 million and $4.2 million increase on payments made on the Company's revolving lines of credit and term loans, respectively, partially offset by a $11.1 million increase in proceeds from the Company's revolving lines of credit.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Operating income	$5,508	$3,620	$6,354	$3,062
Depreciation and amortization (excluding certain leased assets depreciation)[1]	730	949	1,432	1,709
Asset impairment, restructuring or impairment charges	198	124	239	503
Loss (gain) on sale of property and equipment	21	(8)	20	(8)
Securities issuance expenses	20	28	49	129
Share-based compensation	41	2	81	18
Severance expenses	—	39	—	218
Earnout remeasurement	(264)	279	(666)	259
Deal-sourcing and acquisition related expenses	1,628	—	1,837	—
Adjusted EBITDA	$7,882	$5,033	$9,346	$5,890
(1) Leased assets depreciation expense excluded was $0.1 million and $0.7 million during the three and six months ended September 30, 2025, respectively. There were no leased assets depreciation expense excluded for both the three and six months ended September 30, 2024.

The table below provides Adjusted EBITDA by segment for the three and six months ended September 30, 2025 and 2024 (in thousands):

	Three months ended		Six months ended
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Overnight Air Cargo	$1,801	$1,950	$3,414	$3,897
Ground Support Equipment	1,653	513	3,027	1
Commercial Aircraft, Engines and Parts	6,943	4,141	7,697	5,806
Digital Solutions	(208)	(80)	(294)	(393)
Segments total	$10,189	$6,524	$13,844	$9,311
Corporate and Other	(2,307)	(1,491)	(4,498)	(3,421)
Adjusted EBITDA	$7,882	$5,033	$9,346	$5,890
Issuer and guarantor subsidiary summarized information

Air T Funding is a statutory business trust formed under Delaware law in September 2018. Air T Funding exists for the exclusive purposes of (i) issuing and selling its Alpha Income Trust Preferred Securities (also referred to as the 8.0% Cumulative Securities, Capital Securities or “Trust Preferred Securities” or "TruPs"), par value $25.00 per share, (ii) using the proceeds from the sale of the Trust Preferred Securities to acquire Junior Subordinated Debentures issued by the Company, and (iii) engaging in only those other activities necessary, advisable or incidental thereto (such as registering the transfer of the Trust Preferred Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of Air T Funding, and payments by the Company under the Junior Subordinated Debentures and a related expense agreement are the sole revenues of Air T Funding. Air T Funding’s business and affairs are conducted by a Property Trustee, a Delaware Trustee and two individual Administrative Trustees who are officers of Air T.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of September 30, 2025, there are $48.5 million in Trust Preferred Securities outstanding ($13.0 million held by the wholly-owned subsidiaries of the Company).

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

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2025. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of September 30, 2025, 752,228 shares may be repurchased pursuant to this program.

No shares were repurchased during the quarter ended September 30, 2025.

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1
Amended and Restated Revolving Credit Note of the Borrowers in the amount of $20,000,000 to Alerus Financial, National Association dated as of September 3, 2025, incorporates by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.2
Amendment No. 5 to Credit Agreement by and among Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Royal Aircraft Services, LLC and Worthington Aviation, LLC, Air T, Inc. and Alerus Financial, National Association effective as of September 3, 2025, incorporated by reference to Exhibit 10.2 of the Company's Current Report on From 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.3
Amended and Restated Term Note A in the amount of $9,188,571.40 to Alerus Financial, National Association dated as of September 3, 2025, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.4
Acknowledgment and Agreement of Air T, Inc. as to Amendment No. 5 to Credit Agreement dated September 3, 2025, incorporates by reference to Exhibit 10.4 of the Company's Current Report on Form 8-k filed September 5, 2025 (Commission File No 001-35476).

10.5
Unlimited Continuing Guaranty (Swap Transaction) of Air T, Inc. to and for the benefit of Alerus Financial, National Association entered into as of September 3, 2025, incorporate by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: November 12, 2025

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)