Form 10-Q
period 2025-12-31
AIR T INC
filed 2026-02-13
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2025
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at January 31, 2026	2,702,639

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating Revenues:
Overnight air cargo	$30,581	$30,592	$91,094	$92,162
Ground support equipment	12,783	11,846	37,490	33,655
Commercial aircraft, engines and parts	18,824	32,688	61,665	91,865
Digital solutions	2,454	1,965	6,759	5,479
Regional airline	5,182	—	5,182	—
Corporate and other	1,307	789	3,962	2,374
	71,131	77,880	206,152	225,535

Operating Expenses:
Overnight air cargo	26,039	25,625	76,860	77,661
Ground support equipment	9,585	10,252	28,427	29,181
Commercial aircraft, engines and parts	14,090	23,685	43,173	65,177
Digital solutions	825	635	2,423	1,873
Regional airline	5,480	—	5,480	—
Corporate and other	657	358	1,437	851
General and administrative	16,650	14,181	49,782	42,617
Depreciation and amortization	1,585	1,328	3,696	3,038
Earnout remeasurement	—	392	(666)	651
	74,911	76,456	210,612	221,049

Gain on sale of aircraft	—	—	7,034	—

Operating (Loss) Income	(3,780)	1,424	2,574	4,486

Non-operating (Expense) Income:
Interest expense	(2,380)	(2,561)	(6,945)	(6,670)
Income from equity method investments	4,233	661	8,393	4,930
Other	47	(420)	525	(241)
	1,900	(2,320)	1,973	(1,981)

(Loss) income before income taxes	(1,880)	(896)	4,547	2,505

Income Tax Expense	121	347	2,186	754

Net (Loss) Income	(2,001)	(1,243)	2,361	1,751

Net Income Attributable to Non-controlling Interests	(450)	(54)	(2,093)	(863)

Net (Loss) Income Attributable to Air T, Inc. Stockholders	$(2,451)	$(1,297)	$268	$888

(Loss) Income per share (Note 6)

Basic	$(0.91)	$(0.47)	$0.10	$0.32
Diluted	$(0.91)	$(0.47)	$0.10	$0.32

Weighted Average Shares Outstanding:
Basic	2,703	2,756	2,703	2,755
Diluted	2,703	2,756	2,703	2,755

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In Thousands)	2025	2024	2025	2024
Net (loss) income	$(2,001)	$(1,243)	$2,361	$1,751
Foreign currency translation gain (loss)	1,139	(615)	1,711	54
Reclassification of interest rate swaps into earnings	12	(207)	36	(558)
Unrealized gain (loss) on interest rate swaps	3	—	(62)	—
Redemption of non-controlling interest	—	—	—	146
Other	10	539	(36)	359
Total Other Comprehensive Gain (Loss)	1,164	(283)	1,649	1
Total Comprehensive (Loss) Income	(837)	(1,526)	4,010	1,752
Comprehensive Income Attributable to Non-controlling Interests	(450)	(54)	(2,093)	(863)
Comprehensive (Loss) Income Attributable to Air T, Inc. Stockholders	$(1,287)	$(1,580)	$1,917	$889
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	December 31, 2025	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$37,367	$5,932
Marketable securities	595	422
Restricted cash	4,813	575
Restricted investments	721	683
Accounts receivable, net of allowance for doubtful accounts of $2,361 and $1,338	43,181	23,917
Income tax receivable	94	681
Inventories, net	65,412	38,516
Prepaid expenses	3,416	3,103
Other current assets	5,464	4,678
Total Current Assets	161,063	78,507

Notes Receivable - Bloomia Holdings, Inc. ("Bloomia")	3,250	3,350
Notes Receivable - Crestone Asset Management, LLC ("CAM")	1,160	2,500
Assets on lease or held for lease, net of accumulated depreciation of $60 and $1,451	—	14,662
Property and equipment, net of accumulated depreciation of $10,771 and $9,240	136,359	20,285
Intangible assets, net of accumulated amortization of $7,534 and $6,330	13,894	10,020
Right-of-use ("ROU") assets	15,175	13,274
Equity method investments	33,580	19,003
Other assets	5,379	1,635
Goodwill	11,905	10,542
Total Assets	381,765	173,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	15,997	17,782
Income tax payable	1,026	—
Accrued expenses and other (Note 4)	46,518	16,691
Current portion of long-term debt	3,686	9,099
Current portion of long-term debt - related party (Note 13)	1,277	1,282
Current portion of earnout liability	—	430
Deferred credit - preliminary bargain purchase gain	95,840	—
Short-term lease liability	3,338	2,377
Total Current Liabilities	167,682	47,661

Long-term debt (includes $23,580 and $— measured at fair value)	190,543	101,226
Long-term debt - related party (Note 13)	—	3,288
Deferred income tax liabilities, net	2,249	2,249
Long-term lease liability	12,827	11,843
Long-term earnout liability	442	1,109
Other non-current liabilities	2,125	866
Total Liabilities	375,868	168,242

Redeemable non-controlling interests	8,045	7,054

Commitments and contingencies (Note 18)

Equity (Deficit):
Air T, Inc. Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value, 4,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,702,639 and 2,702,639 shares outstanding	758	758
Treasury stock, 327,606 shares at $19.55 and 327,606 shares at $19.55	(6,404)	(6,404)
Additional paid-in capital	1,076	947
Retained earnings	2,398	2,130
Accumulated other comprehensive income (loss)	1,002	(647)
Total Air T, Inc. Stockholders' Deficit	(1,170)	(3,216)
Non-controlling Interests	(978)	1,698
Total Deficit	(2,148)	(1,518)
Total Liabilities and Equity	$381,765	$173,778
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Nine Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,361	$1,751
Adjustments to reconcile Net Income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,696	3,038
Income from equity method investments	(8,393)	(4,930)
Gain on sale of aircraft	(7,034)	—
Other	2,783	3,219
Change in operating assets and liabilities:
Accounts receivable	(2,089)	(2,131)
Inventories	(12,623)	21,293
Accounts payable	(1,797)	(4,840)
Accrued expenses	(1,664)	741
Other current assets	(862)	1,264
Other	622	(28)
Net cash (used in) provided by operating activities	(25,000)	19,377
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(10,801)	(2,292)
Distribution from unconsolidated entities	4,079	4,624
Capital expenditures related to property & equipment	(1,227)	(932)
Capital expenditures related to assets on lease or held for lease	—	(14,598)
Proceeds from sale of aircraft	19,889	—
Loan advances to Bloomia	(1,100)	(3,500)
Proceeds from notes receivable - CAM and Bloomia	2,540	—
Acquisition of businesses, net cash acquired	(6,374)	—
Other	(13)	(102)
Net cash provided by (used in) investing activities	6,993	(16,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	110,858	105,336
Payments on lines of credit	(101,150)	(93,212)
Proceeds from term loan	66,270	24,850
Payments on term loan	(14,667)	(28,667)
Payments on term loan - related party	(3,293)	—
Proceeds from issuance of Trust Preferred Securities ("TruPs")	56	548
Distribution to non-controlling interest	(3,625)	—
Other	(702)	(868)
Net cash provided by financing activities	53,747	7,987
Effect of foreign currency exchange rates on cash and cash equivalents	(317)	360
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	35,423	10,924
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,757	7,843
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	42,180	18,767

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD:

Cash and cash equivalents	5,932
Restricted cash, current	575
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at beginning of period	6,757
(a)Included in other assets on the consolidated balance sheets.
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)

Net (loss) income[1]	—	—	—	—	—	(1,636)	—	52	(1,584)

Distributions to non-controlling interests	—	—	—	—	—	—	—	(38)	(38)

Stock compensation expense	—	—	—	—	40	—	—	—	40

Foreign currency translation gain[2]	—	—	—	—	—	—	413	—	413

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	5	—	5

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(248)	—	(248)

Balance, June 30, 2025	3,030	$758	328	$(6,404)	$987	$494	$(465)	$1,712	$(2,918)

Net income[1]	—	—	—	—	—	4,355	—	302	4,657

Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,996)	(2,996)

Stock compensation expense	—	—	—	—	41	—	—	—	41

Foreign currency translation gain[2]	—	—	—	—	—	—	159	—	159

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Unrealized loss on interest rate swaps	—	—	—	—	—	—	(65)	—	(65)

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	204	—	204

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(7)	—	(7)

Balance, September 30, 2025	3,030	$758	328	$(6,404)	$1,028	$4,849	$(162)	$(982)	$(913)

Net income (loss)[1]	—	—	—	—	—	(2,451)	—	(3)	(2,454)

Stock compensation expense	—	—	—	—	48	—	—	—	48

ATA 25.1 warrants (Note 18)	—	—	—	—	—	—	—	7	7

Foreign currency translation gain[2]	—	—	—	—	—	—	1,139	—	1,139

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Unrealized loss on interest rate swaps	—	—	—	—	—	—	3	—	3

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	7	—	7

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	3	—	3

Balance, December 31, 2025	3,030	$758	328	$(6,404)	$1,076	$2,398	$1,002	$(978)	$(2,148)
(In Thousands)	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss[1]	—	—	—	—	—	(335)	—	(5)	(340)

Repurchase of common stock	—	—	13	(301)	—	—	—	—	(301)

Stock option forfeiture	—	—	—	—	(25)	—	—	—	(25)

Stock compensation expense	—	—	—	—	42	—	—	—	42

Foreign currency translation loss[2]	—	—	—	—	—	—	(50)	—	(50)

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	1	—	1

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(203)	—	(203)

Balance, June 30, 2024	3,030	$758	270	$(5,260)	$876	$7,935	$(186)	$1,045	$5,168

Net income (loss)[1]	—	—	—	—	—	2,520	—	(1)	2,519

Stock option forfeiture	—	—	—	—	(28)	—	—	—	(28)

Stock compensation expense	—	—	—	—	30	—	—	—	30

Foreign currency translation gain[2]	—	—	—	—	—	—	719	—	719

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(148)	—	(148)

Initial consolidation of CASP, LLC	—	—	—	—	—	—	—	730	730

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	2	—	2

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(183)	—	(183)

Balance, September 30, 2024	3,030	$758	270	$(5,260)	$878	$10,455	$204	$1,774	$8,809

Net (loss) income[1]	—	—	—	—	—	(1,297)	—	17	(1,280)

Repurchase of common stock	—	—	18	(371)	—	—	—	—	(371)

Stock compensation expense	—	—	—	—	30	—	—	—	30

Foreign currency translation loss[2]	—	—	—	—	—	—	(615)	—	(615)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(207)	—	(207)

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	8	—	8

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	531	—	531

Balance, December 31, 2024	3,030	$758	288	$(5,631)	$908	$9,158	$(79)	$1,791	$6,905

(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
See notes to condensed consolidated financial statements.
(2) Cumulative translation adjustments were at a loss of $0.8 million and $0.7 million as of March 31, 2024 and December 31, 2024, respectively, and a loss of $0.4 million and a gain of $1.4 million, as of March 31, 2025 and December 31, 2025, respectively.

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2025. The unaudited results of operations for the period ended December 31, 2025 are not necessarily indicative of the operating results for the full year.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09- Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require the addition of specific categories to be disclosed in the rate reconciliation if they meet a quantitative threshold, disclosure of disaggregated income taxes paid to federal, state, and foreign jurisdictions, and disclosure of income or loss from continuing operations disaggregated by federal, state, and foreign jurisdictions. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.

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

In November 2025, the FASB issued ASU 2025-11- Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and disclosures.
2.    Acquisitions

2025 Royal Aircraft Services, LLC Acquisition

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

2025 Regional Express Holdings Ltd. Acquisition

On December 18, 2025, Air T Rex Acquisition, Inc., a wholly owned subsidiary of the Company (the "Purchaser" or "Air T Rex"), completed the acquisition of substantially all of the assets and operations of Rex Express Holdings Ltd ("Rex"), an Australian regional airline operator, pursuant to an share purchase agreement (the "Acquisition"). At the time of the Acquisition, Rex was subject to voluntary administration proceedings in Australia, which commenced on July 30, 2024. Voluntary administration in Australia is a formal insolvency process comparable to Chapter 11 bankruptcy proceedings in the United States, wherein court-appointed administrators assume control of the debtor entity's operations and assets. The Acquisition represents the Company's entry into the Australian regional airline market and expands the Company's international aviation services portfolio.

The acquisition was structured as a share purchase for a nominal consideration of approximately $1, with the Company assuming $71.2 million (face value) in liabilities associated with the Commonwealth Facility Agreement ("CFA Debt") originally dated November 11, 2024, with the Commonwealth of Australia, as represented by the Department of Infrastructure, Transport, Regional Development, Communications, Sport and the Arts (the “Commonwealth”).

The transaction was executed pursuant to a Deed of Company Arrangement ("DOCA"), a formal agreement between an insolvent company and its creditors that is approved by the creditors and supervised by the appointed administrators under Australian insolvency law. A key feature of the transaction structure was the establishment of a creditors trust designed to ring-fence pre-existing creditor claims and segregate funds allocated for their settlement ("the Creditors Trust"). This structure enabled Rex to exit voluntary administration and resume operations without the encumbrance of legacy creditor claims against the ongoing business.

In a voluntary administration proceeding, creditors effectively become the economic owners of the business, possessing the right to vote on the DOCA, approve the sale transaction, and receive distributions from the transaction proceeds. Accordingly, the Company has determined that the settlement of creditor claims pursuant to the DOCA constitutes consideration transferred to the previous economic owners of Rex for accounting purposes. The total consideration for the Acquisition therefore includes not only the nominal equity purchase price, but also the cash consideration transferred to creditors and the assumption of the CFA Debt. For purposes of determining the fair value of the assumed CFA Debt, the Company utilized a discounted cash flow ("DCF") approach, consistent with market practice and applicable accounting standards for the valuation of long-dated, non-tradeable debt instruments. The CFA Debt is for an initial term of 30 years and permits extension of the termination date by up to an additional 20 years (in two 10‑year increments) subject to specified conditions and require mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The CFA Debt does not bear interest, provided that if the Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default date occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance. As of the acquisition date, the fair value of the CFA Debt was $22.2 million.

The Acquisition was funded through a combination of cash on hand and net proceeds from the Honeywell Secured Debt, as further discussed in Note 13. Total cash consideration paid is summarized in the table below (in thousands):

Nominal equity value	$—
Air T's payment to the Creditors Trust	11,041
Consideration paid	$11,041

The Rex Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, which were determined with the assistance of independent third-party valuation specialists, and which management reviewed and approved with respect to the valuation methodologies and significant assumptions used, with the exception of the following: (1) pre-acquisition contingencies which are recognized and measured in accordance with ASC 450, Contingencies (“ASC 450”) if fair value cannot be determined; (2) deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes; (3) contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers; and (4) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of December 18, 2025:

Fair value of assets acquired and liabilities assumed:

Assets:
Cash and cash equivalents	$1,150
Restricted cash	4,679
Accounts receivable, net	18,412
Inventories, net	15,029
Other non-current assets	2,858
Property and equipment, net
Aircraft	60,478
Spare aircraft engines	13,530
Rotable aircraft parts	25,006
Land and buildings	12,659
Other property, plant and equipment	3,862
Intangible assets, net	3,582
Right-of-use ("ROU") assets	3,512
Total Assets	164,757

Liabilities:
Accrued expenses and other	(31,223)
Short-term lease liability	(799)
CFA Debt	(22,203)
Long-term lease liability	(2,713)
Other non-current liabilities	(938)
Total Liabilities	(57,876)

Net Assets	$106,881

As of December 31, 2025, the purchase price allocation is considered preliminary. The Company’s initial accounting for this acquisition is incomplete as of the date of this report. Therefore, as permitted by applicable accounting guidance, the foregoing amounts are provisional. All relevant facts and circumstances are still being considered by management prior to finalization of the purchase price allocation.

Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 18, 2025. The transaction is expected to result in a bargain purchase gain due to Rex's distressed financial condition and the administrators' determination, following a formal bidding process, that the Company's offer represented the optimal outcome for Rex's creditors. As the purchase price allocation is not finalized, we have recorded the preliminary bargain purchase gain as a deferred credit - preliminary bargain purchase gain within the consolidated balance sheet.

During the three and nine months ending December 31, 2025, the Company incurred transaction costs of $1.1 million and $3.0 million, respectively, which were expensed and included as a component of general and administrative expense in the condensed consolidated statement of operations. The Company is continuing to evaluate the fair values of aircraft and related equipment, right-of-use assets and lease liabilities, certain accrued liabilities and contingencies arising from the administration process, and income tax balances. Changes to these estimates during the measurement period may result in material adjustments, including to the amount of the related deferred bargain purchase gain.

Total purchase consideration	$11,041
Less: Net assets acquired	(106,881)
Deferred credit - preliminary bargain purchase gain	$(95,840)

Based on internal assessments as well as discussions with the Rex business’s management, the Company has identified the following significant tangible assets recorded within property and equipment: aircraft, spare aircraft engines, rotable aircraft parts, land and buildings and other property, plant and equipment. The estimated useful lives over which the tangible assets will be amortized are as follows: aircraft (P4Y5M), spare aircraft engines (4.2 years), rotable aircraft parts (4.1 years), land and buildings (24.2 years) and other property, plant and equipment (2.2 years).

As of the effective date of the Rex Acquisition, identifiable intangible assets are required to be measured at fair value, and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of these condensed consolidated financial statements, the fair value and weighted-average useful lives of these intangible assets have been estimated using variations of the income approach. Significant inputs used to value these intangible assets include projections of future cash flows, long-term growth rates, customer attrition rates, discount rates, royalty rates, and applicable income tax rates.

The following table sets forth the revenue and expenses of Rex that are included in the Company’s condensed consolidated statement of income, inclusive of intercompany transactions, for the period ending December 31, 2025:

December 31, 2025 (in thousands):	Income Statement Post-Acquisition
Revenue	$5,182
Cost of Sales	5,480
General and administrative	301
Depreciation and amortization	$876
Operating Loss	(1,475)
Non-operating expense	12
Net loss	$(1,487)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended December 31, 2025 and 2024 as if the Rex Acquisition had occurred as of April 1, 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenues	$119,391	$128,856	$364,169	$369,390
Operating loss	(14,930)	(3,350)	(8,697)	(10,474)
Net loss	(12,041)	(2,085)	(1,128)	(7,669)
Loss per share:
Basic	$(4.45)	$(0.76)	$(0.42)	$(2.78)
Diluted	$(4.45)	$(0.76)	$(0.42)	$(2.78)

The unaudited pro forma consolidated results for the three and nine-month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Rex and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on April 1, 2024.

3.    Revenue Recognition
Performance Obligations
Substantially all of the Company’s non-lease revenue is derived from contracts with an initial expected duration of one year or less. As a result, the Company has applied the practical expedient to exclude consideration of significant financing components from the determination of transaction price, to expense costs incurred to obtain a contract, and to not disclose the value of unsatisfied performance obligations. The following is a description of the Company’s performance obligations as of December 31, 2025:

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

The Company recognizes revenue when obligations under the terms of the contract are satisfied; generally, this occurs at a point in time upon shipment or when control is transferred to the customer. Transaction prices are based on contracted terms, which are at fixed amounts based on standalone selling prices. While the majority of the Company's contracts do not have variable consideration, for the limited number of contracts that do, the Company records revenue based on the standalone selling price less an estimate of variable consideration (such as rebates, discounts or prompt payment discounts). The Company estimates these amounts based on the expected incentive amount to be provided to customers and reduces revenue accordingly. Performance obligations are short-term in nature and customers are typically billed upon transfer of control. The Company records all shipping and handling fees billed to customers as revenue.

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

For repair-type services, the Company records revenue over time based on an input method of costs incurred to total estimated costs. The Company believes this is appropriate as the Company is performing labor hours and installing parts to enhance an asset that the customer controls. The vast majority of repair services are short term in nature and are typically billed upon completion of the service.

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

Regional Airline Revenue
The Company provides air transport services, including regular public transport, charter services, and freight services.

For regular transport services, a performance obligation is created when a ticket is purchased to transport a passenger from origin to destination. Transaction prices are based on published fares representing standalone selling prices. Generally, the fee for the transportation service is remitted by the customer prior to the transportation service being provided. The cash received is recorded as deferred revenue for the amount stated in the contract and revenue is recognized at a point-in-time upon completion of the provided transportation service.

Leasing Revenue	Leasing revenue is recognized in accordance with ASC Topic 842. Refer to Note 11 for further details regarding the Company's leasing revenue.
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Product Sales
Overnight air cargo	$11,739	$10,513	$35,410	$30,281
Ground support equipment	12,224	10,108	35,742	31,258
Commercial aircraft, engines and parts	16,625	29,488	51,764	83,271
Corporate and other	796	229	1,286	402
Support Services
Overnight air cargo	18,829	20,067	55,533	61,762
Ground support equipment	376	1,486	1,084	1,939
Commercial aircraft, engines and parts	1,948	1,846	7,282	6,151
Corporate and other	8	2	32	19
Leasing Revenue
Ground support equipment	—	—	—	30
Commercial aircraft, engines and parts	21	1,172	1,979	1,687
Corporate and other	418	415	1,288	1,285
Software Services
Digital solutions	2,454	1,965	6,759	5,479
Regional Airline
Regional airline	4,860	—	4,860	—
Other
Overnight air cargo	13	12	151	119
Ground support equipment	183	252	664	428
Commercial aircraft, engines and parts	230	182	640	756
Regional airline	322	—	322	—
Corporate and other	85	143	1,356	668

Total	$71,131	$77,880	$206,152	$225,535
See Note 16 for the Company's disaggregated revenues by geographic region and Note 17 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, and timing of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. The following table presents outstanding contract liabilities as of April 1, 2025 and December 31, 2025 and the amount of contract liabilities that were recognized as revenue during the nine-month period ended December 31, 2025 (in thousands):

	Outstanding contract liabilities	Outstanding contract liabilities as of April 1, 2025 Recognized as Revenue
As of December 31, 2025	$24,428
As of April 1, 2025	$4,199
For the nine months ended December 31, 2025		$(3,892)

Contract liabilities obtained from the acquisition of Rex on December 18, 2025 were $21.3 million. Refer to Note 2 for additional information on the acquisition of Rex.

4.     Accrued Expenses and Other

(In thousands)	December 31, 2025	March 31, 2025

Salaries, wages and related items	$14,819	$6,235
Profit sharing and bonus	2,784	2,980
Other Deposits	693	513
Deferred Income	23,735	3,686
Warranty Reserve	249	186
Accrued insurance payable	959	1,336
Accrued interest expense	1,212	955
Other	2,067	800
Total	$46,518	$16,691

5.    Income Taxes

During the three-month period ended December 31, 2025, the Company recorded $0.1 million in income tax expense at an effective tax rate (“ETR”) of 6.4%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2025 were the valuation allowance related to the Company's U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), Delphax Solutions, Inc. (“DSI”), and Rex and its subsidiaries, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the Foreign-Derived Intangible Income (FDII) deduction.

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

During the three-month period ended December 31, 2024, the Company recorded $0.3 million in income tax expense at an ETR of 38.7%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2024 were the valuation allowance related to the Company’s U.S. consolidated group, DTI, Landing Gear Support Services PTE LTD (“LGSS”), DSI and BCCM Advisors (Kenya) Limited (“BCCM Kenya”), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

During the nine-month period ended December 31, 2025, the Company recorded $2.2 million in income tax expense at an ETR of 48.1%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2025, were the valuation allowance related to the Company’s U.S. consolidated group, DTI, DSI and Rex, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible transaction costs, and the benefit from the FDII deduction.

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
As of December 31, 2025, of the 244,750 options outstanding under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable. Potential common shares outstanding are not included in the computation of diluted income per share if their effect is anti-dilutive. During the three and nine months ended December 31, 2025, the Company had 244,750 potential shares from share-based awards that were anti-dilutive. During the three and nine months ended December 31, 2024 the Company had 203,000 potential shares from share-based awards that were anti-dilutive.
The computation of basic and diluted earnings per common share is as follows (in thousands, except for per share figures):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(2,001)	$(1,243)	$2,361	$1,751
Net income attributable to non-controlling interests	(450)	(54)	(2,093)	(863)
Net (loss) income attributable to Air T, Inc. Stockholders	$(2,451)	$(1,297)	$268	$888
(Loss) income per share:
Basic	$(0.91)	$(0.47)	$0.10	$0.32
Diluted	$(0.91)	$(0.47)	$0.10	$0.32

Weighted Average Shares Outstanding:
Basic	2,703	2,756	2,703	2,755
Diluted	2,703	2,756	2,703	2,755

7.    Intangible Assets and Goodwill
Intangible assets as of December 31, 2025 and March 31, 2025 consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$884	$(647)	$237
Internally developed software	5,222	(1,445)	3,777
In-place lease and other intangibles	1,094	(535)	559
Customer relationships	8,607	(2,597)	6,010
Patents	1,139	(1,117)	22
Government contracts	1,073	(37)	1,036
Tradenames	1,206	(6)	1,200
Other	1,545	(1,150)	395
	20,770	(7,534)	13,236
In-process software	658	—	658
Intangible assets, total	$21,428	$(7,534)	$13,894

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$865	$(549)	$316
Internally developed software	3,658	(1,111)	2,547
In-place lease and other intangibles	1,094	(460)	634
Customer relationships	8,012	(2,007)	6,005
Patents	1,139	(1,114)	25
Government contracts	—	—	—
Tradenames	—	—	—
Other	1,512	(1,089)	423
	16,280	(6,330)	9,950
In-process software	70	—	70
Intangible assets, total	$16,350	$(6,330)	$10,020
The increase in customer relationships from March 31, 2025 to December 31, 2025 relates to the quarterly changes in foreign currency translation adjustments at Shanwick.
Intangible assets obtained from the acquisition of Rex on December 18, 2025 included government contracts, tradenames, and internally developed software totaling $1.1 million, $1.2 million, and $1.4 million, respectively. The estimated useful lives over which the intangible assets will be amortized are as follows: government contracts (1.0 years), tradenames (7.5 years), and internally developed software (5.0 years). The weighted average amortization period is 4.7 years. Refer to Note 2 for additional information on the acquisition of Rex.
Based on the intangible assets recorded at December 31, 2025 and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

(In thousands)
Year ending March 31,	Amortization
2026 (excluding the nine months ended December 31, 2025)	$678
2027	2,425
2028	1,551
2029	1,461
2030	1,456
2031	1,378
Thereafter	4,287
$13,236
The carrying amount of goodwill as of December 31, 2025 and March 31, 2025 was $11.9 million and $10.5 million, respectively. The increase from the prior fiscal year end balance is attributable to the Royal acquisition within the overnight air cargo segment (as described in Note 2) of $1.0 million and the $0.4 million change in foreign currency translation adjustments related to the goodwill balance at Shanwick within the digital solutions segment. There was no impairment to goodwill during the nine months ended December 31, 2025.
Goodwill for relevant segments and corporate and other, at original cost, consists of the following (in thousands):

	December 31, 2025	March 31, 2025
Overnight air cargo	$1,113	$76
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,565	6,239
Total reportable segment goodwill, at cost	11,905	10,542
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$11,905	$10,542
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

The Company's gross unrealized gains and losses on equity securities for the three and nine months ended December 31, 2025 and 2024 were immaterial. These unrealized gains and losses are included within other income (loss) on the condensed consolidated statement of income (loss). As of December 31, 2025 and March 31, 2025, the fair value of these marketable equity securities was an asset of $1.3 million and $1.1 million, respectively, which is included within marketable securities and restricted investments in the condensed consolidated balance sheets.

9.    Equity Method Investments
Bloomia Holdings, Inc. investment
The Company’s investment in Bloomia (NASDAQ: TULP), formerly Lendway, Inc. ("Lendway"), formerly Insignia Systems, Inc. ("Insignia"), has been accounted for under the equity method of accounting since Air T obtained significant influence over Bloomia in January 2018. The Company elected a three-month lag upon adoption of the equity method. On August 2, 2023, Insignia reincorporated in the state of Delaware as Lendway, Inc. Subsequent to reincorporation, Lendway sold its legacy business on August 4, 2023 and pivoted the business towards specialty agricultural finance. On February 26, 2024, Lendway acquired Bloomia B.V. ("Bloomia"), marking its first investment in specialty agriculture and underscoring its strategy of targeting high-quality agricultural assets and enterprises. On January 28, 2026, Lendway filed an amendment to its certificate of incorporation to change its name from Lendway, Inc. to Bloomia Holdings, Inc. As of December 31, 2025, the Company owned 487,000 shares of Bloomia, representing approximately 27.5% of Bloomia's outstanding shares.
On August 15, 2024, the Company entered into a delayed draw term loan with Bloomia for up to $2.5 million with an interest rate of 8.0% (the "Delayed Draw Term Loan"). On September 27, 2024 and January 15, 2025 the borrowing limit was increased to $3.5 million and $3.8 million, respectively. The Delayed Draw Term Loan limit increases were provided to assist with inventory purchases during the growing season and operating expenses as needed. All outstanding principal and accrued interest is due on the maturity date, which is the earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. As of December 31, 2025, the Delayed Draw Term Loan has $2.2 million and $0.3 million of principal and accrued interest outstanding, respectively.
On September 15, 2025, Bloomia expanded its financing by entering into three promissory notes totaling $4.0 million among three of the largest shareholders, where Air T provided $1.1 million of additional funding (the "Promissory Note"). The notes were issued to Bloomia to assist with inventory purchase for the growing season and operating expenses as needed. The promissory note bears interest at a rate of 13.5% with all outstanding principal and accrued interest due on the maturity date, which is June 1, 2027. Prior to the maturity date, Bloomia may prepay any accrued interest or principal outstanding without penalty. As of December 31, 2025, $1.1 million of the principal balance remains outstanding and minimal interest has been accrued.
Due to the continued subordinated financial support, Bloomia is a variable interest entity to which the Company holds several variable interests. The Company has determined that it is not the primary beneficiary, as it does not control Bloomia's Board of Directors, which is the party with the power to direct the activities that most significantly impact the economic performance of Bloomia. Additionally, the Company's exposure to variability of Bloomia is limited to its 27.5% ownership in Bloomia's common stock and a total of $3.6 million of notes receivable and accrued interest from Bloomia. Accordingly, the Company does not consolidate Bloomia and will continue to account for its investment using the equity method of accounting.
Cadillac Casting, Inc. investment

The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment, with a basis difference decrease of $0.3 million. The Company recorded a basis difference adjustment of $12.0 thousand and $37.0 thousand in each of the three and nine months ended December 31, 2025.
CCI and Bloomia's combined summarized unaudited financial information for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$35,559	$37,580	$131,680	$135,999
Gross Profit	1,099	2,051	13,570	15,489
Operating (loss) income	(3,148)	(2,115)	1,531	928
Net loss	(3,770)	(2,383)	(2,285)	(311)
Blue Crest Aviation Partners 2025-01 LLC investment
In August 2025, the Company entered into an Amended and Restated Limited Liability Company Agreement as one of three investor members in Blue Crest Aviation Partners 2025-01 LLC ("BCAP"). BCAP was formed as a series LLC to function as an aircraft capital joint venture targeting investments in mid-life commercial jet aircraft on lease to airlines globally. The Company's investor interest in BCAP is represented by a capital commitment of $5.1 million, which represents 10.0% of all capital commitments for BCAP. The Company elected a three-month lag upon adoption of the equity method.
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
In August 2025, CAM entered into an Amended and Restated Limited Liability Company Agreement as the Managing Member BCAP. CAM's involvement with BCAP represents an expansion of its Asset Management Function in which CAM will collect fees for the services it provides as the Managing Member of BCAP.
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
On October 18, 2024, the Company entered into an unsecured promissory note with CAM for $2.5 million with an interest rate of 10.0%, through conversion of a portion of the Company's accounts receivable from CAM. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is October 15, 2027. Prior to the maturity, CAM may prepay any accrued interest or principal outstanding without penalty. As of December 31, 2025, $1.2 million of the principal balance remains outstanding with minimal accrued interest.
CAM's HLBV net assets, including common interests and investor interests, was $35.8 million and $35.4 million as of December 31, 2025 and 2024, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three and nine months ended December 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Contributions	$26	$2,293	$7,314	$2,293
Distributions	847	5,564	7,249	7,841
Investment balances for the Company's equity method investees as of December 31, 2025 and March 31, 2025 is as follows (in thousands):

Investment	December 31, 2025	March 31, 2025
Bloomia	$572	$729
CCI	3,665	3,889
CAM	20,606	12,428
BCAP	7,114	—
Other equity method investments	1,623	1,957
Total	$33,580	$19,003
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments, during the three and nine months ended December 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Investment	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Bloomia	$(785)	$(320)	$(374)	$(816)
CCI	(196)	(267)	(223)	484
CAM	5,202	1,246	8,718	5,085
BCAP	(67)	—	(67)	—
Other equity method investments	79	2	339	177
Total	$4,233	$661	$8,393	$4,930
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three and nine months ended December 31, 2025 and 2024, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended		Nine Months Ended
Investment	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
CAM	$847	$1,624	$2,578	$3,901
BCAP	900	—	900	—
Other equity method investments	135	180	674	1,231
Total	$1,882	$1,804	$4,152	$5,132

10.    Inventories
Inventories consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Inventories:
Raw materials	$8,103	$6,928
Work in process	1,067	2,342
Finished goods	5,388	5,358
Aircraft parts for sale	41,045	28,794
Expendable parts	14,949	—
Total inventories	70,552	43,422
Reserves	(5,140)	(4,906)
Total inventories, net of reserves	$65,412	$38,516
During the three and nine months ended December 31, 2025, a write-down of $0.8 million and $1.1 million, respectively, was recorded on the inventory of the commercial aircraft, engines and parts segment. The write-down was attributable to our evaluation of the carrying value of inventory as of December 31, 2025, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.
11.     Lessor Arrangements
Equipment Leases

The Company leases equipment to third parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from 1 and 4 years under operating lease agreements. The Company depreciates aircraft and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value.

For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. Depreciation expense relating to equipment leases during the nine months ended December 31, 2025 was $0.7 million, and was immaterial during the three months ended December 31, 2025. Depreciation expense relating to equipment leases for the three and nine months ended December 31, 2024 was $0.6 million and $0.9 million, respectively.

Future minimum undiscounted rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. Earned contingent rent on equipment leases totaled approximately $0.5 million during the nine months ended December 31, 2025, and was immaterial during the three months ended December 31, 2025. Earned contingent rent on equipment leases during both the three and nine months ended December 31, 2024 totaled approximately $0.7 million.
Office leases

The Company, through its wholly-owned subsidiary, Wolfe Lake, leases offices to third parties with lease terms between 5 and 29 years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise. The Company depreciates the assets on a straight-line basis over the assets' useful life. During the three and nine months ended December 31, 2025 and 2024, depreciation expense relating to office leases was immaterial.

For each of the three months ended December 31, 2025 and 2024, the Company recognized rental and other revenues related to operating lease payments of $0.4 million, of which variable lease payments were $0.2 million. For each of the nine months ended December 31, 2025 and 2024, the Company recognized rental and other revenues related to operating lease payments of $1.3 million, of which variable lease payments were $0.5 million and $0.6 million, respectively. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of December 31, 2025:

Year ended March 31,
2026 (excluding the nine months ended December 31, 2025)	$250
2027	990
2028	849
2029	774
2030	743
Thereafter	1,824
Total	$5,430
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
The interest rate implicit in lease contracts is typically not readily determinable, and as such the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
The components of lease cost for the three and nine months ended December 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease cost	$906	$755	$2,622	$2,173
Short-term lease cost	293	343	864	926
Variable lease cost	289	263	788	725
Total lease cost	$1,488	$1,361	$4,274	$3,824

Amounts reported in the consolidated balance sheets for leases where we are the lessee as of December 31, 2025 and March 31, 2025 were as follows (in thousands):

	December 31, 2025	March 31, 2025
Operating leases
Operating lease ROU assets	$15,175	$13,274
Operating lease liabilities	$16,165	$14,220

Weighted-average remaining lease term
Operating leases	8 years, 2 months	10 years, 3 months

Weighted-average discount rate
Operating leases	7.30%	5.67%

During the nine months ended December 31, 2025 and 2024, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $3.7 million and $3.8 million, respectively, of which $3.7 million was obtained through the acquisitions of Royal and Rex during the nine months ended December 31, 2025.
The Company has an operating lease between entities under common control where the useful life of certain leasehold improvements exceeds the related lease term. As of December 31, 2025, the remaining lease term on the operating lease was three years, eleven months and the useful life of leasehold improvements that exceeded the lease term ranged from four years, one month to four years, five months. As of December 31, 2025, the unamortized balance of such leasehold improvements was $0.2 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of December 31, 2025 are as follows (in thousands):

Operating Leases
2026 (excluding the nine months ended December 31, 2025)	$1,112
2027	4,275
2028	3,609
2029	2,301
2030	1,219
Thereafter	9,906
Total undiscounted lease payments	22,422
Interest	(6,257)
Total lease liabilities	$16,165

13.    Financing Arrangements
Borrowings of the Company and its subsidiaries are summarized below at December 31, 2025 and March 31, 2025, respectively.
In connection with the acquisition of Royal on May 15, 2025, the Air'Zona, CSA, GGS, MAC, WASI, Worthington, Jet Yard, Jet Yard Solutions, and Royal ("the Alerus Loan Parties") under the Revolving Credit Agreement with Alerus entered into Amendment No. 4 to Credit Agreement and Consent and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the acquisition, to add Royal as an Alerus Loan Party to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of 5.00% or the CME one-month term SOFR rate plus 2.25%. Monthly payments on Term Note C commenced June 15, 2025 and are equal to $12.5 thousand plus accrued interest. The term loan is secured by the terms of the Security Agreement dated as of August 29, 2024.

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
Pursuant to Amendment No. 5 to Credit Agreement, the Alerus Loan Parties must maintain a debt service coverage ratio of at least 1.25 to 1.00 measured on December 31 and March 31 of each year and a leverage ratio not to exceed 3.00 to 1.00 measured annually on March 31.

On November 24, 2025, Air T Acquisition 22.1, LLC ("ATA 22.1") entered into a $6.0 million term loan with Alerus. The loan proceeds were used to repay amounts due on the $3.5 million term loan from Bridgewater Bank. The new term loan is due on or before November 24, 2032 and has an interest rate of the greater of 5.00% or 1-month SOFR plus 1.90%. Interest on the outstanding principal amount of the loan is due on the 15th day of each month and annual principal payments are due on September 30th of each year, commencing September 2026. The loan may be prepaid at any time without penalty. The loan is secured by all the assets and membership interests of ATA 22.1 and 200,000 shares of TruPs owned by ATA 22.1, as well as an investment account of Air T. Events of default of the loan are enumerated in the loan agreement, including, among other events, the failure to pay an amount due timely or a change of control transaction. The loan requires ATA 22.1 to maintain marketable securities pledged as collateral in an amount that is at all times not less than the outstanding principal amount of the term loan, measured as of the end of each calendar month. Additional covenants include: (i) affirmative covenants such as notice, reporting and financial statement delivery requirements, inspection rights, compliance with environmental laws, performance of contracts and a liquidity requirement of not less than $0.4 million; and, (ii) negative covenants such as a limitation on debt and liens, merger or change of control and limitations on investments, dispositions, sales/leasebacks, restricted payments, prepayments or amendments of debt and transactions with affiliates and restrictive agreements.
On November 24, 2025, Contrail entered into a Master Loan Agreement and Supplement No. 1 to Master Loan Agreement (collectively the “Master Loan Agreement”) with Alerus. The agreement provides for a $15.0 million revolving loan facility that is evidenced by a Promissory Note Revolving Note dated November 24, 2025 in the principal amount of $15.0 million. The funds are to be used for the purchases of engines and working capital needs. The revolving loan carries interest at the rate of 1-month SOFR plus 3.11% and the loan requires payments of interest only until maturity at November 24, 2027. There is no penalty on prepayment and the loan includes a 30 day resting period requirement if Contrail’s debt service coverage ratio exceeds 1.25 to 1.00, at any time during each annual period ending on the anniversary of the date of the revolving loan. The loan contains normal and customary default provisions and is secured by a security interest in all of Contrail’s assets. In addition, the loan is secured by a payment guaranty of Air T, in an aggregate amount not to exceed $2.0 million plus collection and collateral recovery costs. The Master Loan Agreement contains additional terms regarding the transaction, including affirmative covenants such as maintaining, as of the last day of each fiscal quarter, a quarterly rolling cash flow coverage ratio of not less than 1.25 to 1.00; maintaining a tangible net worth of at least $15.0 million at all times; a requirement related to the delivery of annual audited and quarterly unaudited financial statements of Contrail and Air T; the right to inspect, examine and appraise collateral; insurance requirements as well as negative covenants such as making restricted payments other than permitted redemptions, indebtedness, mergers and acquisitions, investments, lines of business and transactions with affiliates as well as change of control restrictions.
On December 15, 2025, the Company and its wholly-owned subsidiary Air T Acquisition 25.1, LLC ("ATA 25.1"), entered into a Note Purchase Agreement (the “Agreement”) with two Institutional Investors (the "Investors"), which Investors had previously entered into the Third Note Purchase Agreement with the Company. Pursuant to the Agreement, ATA 25.1 issued to the Investors a 11.5% Senior Secured Note due December 15, 2031 in the aggregate principal amount of $40.0 million (the “Investor Note”). The loan proceeds were made immediately available to ATA 25.1’s wholly-owned subsidiary Air T Lending 25.1, LLC, (“ATL 25.1”) and used to provide financing to Rex pursuant to the Syndicated Loan Note Subscription Agreement – Project Mustang dated December 17, 2025 between and among ATL 25.1, Rex and additional parties (the “New Cap Note Facility”). The New Cap Note Facility provides a A$50.0 million line of credit, matures on December 15, 2030, and bears interest at 12.0% per annum. Interest on the New Cap Note Facility must be paid equally between cash and capitalization (i.e., paid-in-kind through the issuance of additional debt), during the initial period, as defined in the Intercreditor Deed (i.e., the period commencing on December 17, 2025 and ending on the earlier of the date the applicable availability period in the New Facility Agreement (as defined below) has ended and the facilities under such loan agreement are fully drawn). Interest under the New Cap Note Facility is first payable on December 31, 2025, and such interest is payable quarterly thereafter. The New Cap Note Facility further permits the Rex Companies to incur other unsecured financial indebtedness up to an aggregate limit of A$10.0 million.
Interest on the Investor Note accrues commencing on April 10, 2026 at the rate of 11.5% per annum on the basis of a 30/360-day year (and actual days elapsed) and is payable quarterly in arrears. The Investor Note matures on December 15, 2031 and may not be prepaid, in whole or in part, prior to June 15, 2027 unless the prepayment premium specified therein has been paid. The Investor Note is secured by a pledge of all equity interests of ATA 25.1 and is guaranteed by the Company, which guarantee generally covers 25% of principal and interest due under the Investor Note and related documents. The Agreement includes customary covenants and events of default and restricts, among other things, change of control transactions, dividends and other restricted payments by ATA 25.1.
In connection with the Investor Note, the Company, ATA 25.1, Air T Rex, as defined in Note 2, and the Investors entered into a Contingent Payment Agreement that provides the Investors with the right to receive up to A$8.0 million (the "Maximum Contingent Payment Amount") of contingent payments after the Investor Note has been repaid in full, based on the gross revenues of Air T Rex and its direct and indirect subsidiaries on a consolidated basis. Upon full repayment of the Investor Note, ATA 25.1 shall pay the Investors contingent payments equal to 0.5% of the aggregate gross revenue of Air T Rex and its direct and indirect subsidiaries for each fiscal year beginning with the year the Investor Note has been repaid in full and continuing until the Investors have received an aggregate of the Maximum Contingent Payment Amount. Each annual payment is capped at A$2.0 million, with any excess above the cap treated as a rollover amount that carries forward to subsequent years until the Maximum Contingent Payment amount is reached. The Company determined the fair value of the Contingent Payment Agreement using a Monte Carlo simulation to estimate the potential contingent payments. As of December 31, 2025, the carrying value of the Contingent Payment Agreement was $1.1 million.

On December 17, 2025, as part of the Company's acquisition of Rex, further discussed in Note 2, the Company assumed approximately $71.2 million in liabilities associated with the Commonwealth Facility Agreement originally dated November 11, 2024, with the Commonwealth. The Company determined the fair value of the CFA Debt using a discounted cash flow approach, consistent with market practice and applicable accounting standards for valuing long-dated, non-tradeable debt instruments. As of December 31, 2025, the carrying value of the CFA Debt was $22.5 million.
On December 17, 2025, Rex and the Commonwealth entered into (i) an amendment and restatement of the Commonwealth Facility Agreement originally dated November 11, 2024 (the “Perpetual Facility Agreement”), and (ii) a new facility agreement (the “New Facility Agreement” and, together with the Perpetual Facility Agreement, the “Commonwealth Facilities”).
The Perpetual Facility Agreement is for an initial term of 30 years and permits extension of the termination date by up to an additional 20 years (in two 10‑year increments) subject to specified conditions and require mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The Perpetual Facility Agreement does not bear interest, provided that if Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default date occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance.
The fair value of the Perpetual Facility Agreement on December 17, 2025 was approximately $22.5 million, estimated using a DCF approach, consistent with market practice and applicable accounting standards for the valuation of long-dated, non-tradeable debt instruments, and is considered a Level 3 fair value measurement. The DCF values the forecasted cash flows that related to Rex operations that are required to be used to prepay the note over its term. The fair value of the debt would have been different if there was a significant change to the cash flows for prepayment and the discount rate applied to the cash flows. The range of inputs for the valuation of the discount rate were between 12% and 18%, and the weighted average discount rate was 15%. The carrying value exceeded the estimated fair value primarily due to the Perpetual Facility Agreement bearing no contractual interest.
The New Facility Agreement bears interest at 12.0% per annum (which rate shall increase by 2.00% per annum if the Rex Companies fail to maintain compliance with certain “Rex Regional Commitments” regarding flight service levels and route profitability). The interest rate applicable to the New Facility Agreement is subject to adjustment from time to time in accordance with the Intercreditor Deed to match the interest rate applicable to the New Cap Note Facility. The New Facility Agreement matures on December 17, 2032 and provides for differing availability periods: (i) a three-year availability period for the A$40.0 million facility for engine care and maintenance; and (ii) a two-year availability period for the A$20.0 million business operations facility.
The Commonwealth Facilities are secured by general security deeds and certain real property and aircraft‑related security and, among other things: (i) include a financial covenant requiring the Rex Companies to maintain a minimum cash balance of A$5.0 million at all times until the New Cap Note Facility is fully drawn, (ii) require application of Excess Cash Flow as mandatory prepayments pursuant to the Intercreditor Deed, (iii) under the New Facility Agreement, provide for mandatory prepayments from asset sale proceeds, insurance proceeds not applied to repair or replacement, and Excess Cash Flow, (iv) restrict the sale or disposal of assets outside the ordinary course of business, subject to a basket for disposals where the market value or consideration does not exceed A$1.0 million in any financial year; and (v) under the Perpetual Facility Agreement, require mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. Excess Cash Flow is calculated as available cash flow for that relevant period less required debt payments for that relevant period (excluding capitalized interest).
The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of December 31, 2025:

(In Thousands)	December 31, 2025	March 31, 2025	Maturity Date	Interest Rate	Unused commitments as of December 31, 2025	Type of Debt
Air T Debt
Debt - Air T Funding Trust Preferred Securities[1]	$35,551	$35,342	6/7/2049	8.00%		Recourse
Total	35,551	35,342

Alerus Loan Parties Debt
Revolver - Alerus	17,433	6,050	8/28/2027	Greater of 5.00% or 1-month SOFR + 1.90%	$2,567	Recourse
Overline Note - Alerus	—	—	10/31/2025	Greater of 5.00% or 1-month SOFR + 2.00%	—	Recourse
1 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.

Term Note A - Alerus	8,678	9,827	8/15/2029	1-month SOFR + 2.00%		Recourse
Term Note C - Alerus	963	—	5/15/2030	Greater of 5.00% or 1-month SOFR + 2.25%		Recourse
Total	27,074	15,877

Contrail Debt
Revolver - Alerus	1,553	—	11/24/2027	1-month SOFR + 3.11%	13,447	Limited recourse[2]
Revolver - ONB	—	3,127	11/24/2025	1-month SOFR + 3.56%		Limited recourse[3]
Term Note J - ONB	—	8,750	9/12/2028	1-month SOFR + 3.86%		Limited recourse[3]
Total	1,553	11,877

Wolfe Lake Debt
Term Loan - Bridgewater	8,849	9,059	12/2/2031	3.65%		Non-recourse
Total	8,849	9,059

ATA 22.1 Debt
Term Loan - Alerus	6,000	—	11/24/2032	Greater of 5.00% or CME 1-month SOFR + 1.90%		Non-recourse
Term Loan - Bridgewater	—	3,500	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	881	1,298	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,175	1,082	5/1/2027	4.00%		Non-recourse
Total	8,056	5,880

WASI Debt
Promissory Note - Seller's Note	41	398	1/1/2026	6.00%		Non-recourse
Total	41	398

AAM 24-1 Debt
Promissory Notes - Honeywell	50,000	30,000	5/31/2035	8.50%		Non-recourse
Total	50,000	30,000

MAC Debt
Term Loan - Bank of America, N.A.	2,185	2,271	2/21/2030	1-month SOFR + 0.11% + 1.75%		Non-recourse
Total	2,185	2,271

REX Debt
2 Includes Air T's guarantee of approximately $2.0 million.
3 Includes Air T's guarantee of approximately $1.6 million.

Term Loan - Commonwealth [4]	22,509	—	11/11/2054	—%		Non-recourse
Line of Credit - Commonwealth	—	—	12/17/2032	12.00%	40,158	Non-recourse
Total	22,509	—

ATA 25.1
Term Note - Institutional Investors	41,071	—	12/15/2031	11.50%		Recourse
Total	41,071	—

Total Debt	196,889	110,704

Unamortized Premiums and Debt Issuance Costs	(2,660)	(379)
Total Debt, net	$194,229	$110,325
ATA 22.1's term loans with ING include several covenants that are measured once a year at December 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of at least 1.10 to 1.00 and a senior net leverage ratio not greater than 1.50 to 1.00.
AAM 24-1's promissory notes with the Institutional Investors also contain affirmative and negative covenants, including covenants on the utilization of loan proceeds, TruPs dividends, distributions from AAM 24-1's investments and other reporting requirements.
The MAC term loan with Bank of America, N.A. contains a number of covenants, including but not limited to: providing financial information and statements, maintaining a fixed coverage ratio of at least 1.25 to 1.00, a limit on other debts and other liens, maintenance of assets, a limit on loans and investments, a prohibition on a change of ownership and additional negative covenants.
At December 31, 2025, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
December 31, 2026	$3,687
December 31, 2027	23,288
December 31, 2028	2,962
December 31, 2029	5,526
December 31, 2030	3,282
Thereafter	158,144
196,889
Unamortized Premiums and Debt Issuance Costs	(2,660)
$194,229
Interest Expense, net - Net interest expense for the Company and its subsidiaries were as follows for the three and nine months ended December 31, 2025 and 2024:
4 Reported at fair value which was lower than the debt's $72.2 million (A$107.8 million) face value as of December 31, 2025. The fair value was estimated using a DCF approach, consistent with market practice and applicable accounting standards for the valuation of long-dated, non-tradeable debt instruments.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Air T	$591	$717	$2,045	$2,670
Jet Yard	—	—	—	31
Alerus Loan Parties	402	459	1,142	636
Contrail	99	602	563	1,293
AirCo 1	—	113	—	363
Wolfe Lake	84	87	253	262
ATA 22.1	103	50	219	200
WASI	2	10	11	32
AAM 24-1	883	551	2,318	1,196
MAC	30	—	126	—
Air T Acquisition 25.1	206	—	206	—
Other	(20)	(28)	62	(13)
Total	$2,380	$2,561	$6,945	$6,670
Cash paid for interest totaled $6.9 million during the nine months ended December 31, 2025.
14.    EMPLOYEE AND NON-EMPLOYEE DIRECTOR STOCK OPTIONS
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

On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through December 31, 2025, options to purchase up to 399,300 shares have been granted under the Plan. Of the shares granted under the Plan, 349,800 vest annually over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding four vesting dates, June 30, 2025, 2024, 2023 and 2022, a total of 129,050 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the three and nine months ended December 31, 2025, no unvested shares were forfeited due to employee departures. As of December 31, 2025, there were 195,250 granted options that may become exercisable on future vesting dates under the Plan. No options were exercisable as of December 31, 2025.

On August 5, 2025, Air T granted 49,500 options under the Plan with a different vesting schedule. Beginning August 6, 2026 and each anniversary date thereafter through August 6, 2035, 10% of the granted options will vest. For all the options granted, half will have a strike price of $30 and the other half will have a strike price of $50. Should a grantee quit or services cease being provided, any options that have not vested will be forfeited. Options that vest each August 6 will be exercisable for a period of ten years after they become vested, meaning vested options that were not exercised will expire from August 6, 2036 through August 6, 2045. Management valued the granted options using the Monte Carlo Simulation method, noting the fair value on August 5, 2025 was $0.8 million. Expenses are recognized based on a straight-line basis.

For the three and nine months ended December 31, 2025, total compensation cost recognized under the Plan was $48.0 thousand and $129.0 thousand.

15.    Shares Repurchased
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. No shares were repurchased by the Company during the nine months ended December 31, 2025. As of December 31, 2025, 752,228 shares may be repurchased pursuant to this program.

16.    Geographical Information
The net book value of tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the United States, the Company's country of domicile, and held outside the United States, are summarized in the following table as of December 31, 2025 and March 31, 2025 (in thousands):

	December 31, 2025	March 31, 2025
United States	$19,992	$20,422
Australia	116,285	—
Bulgaria	—	14,435
Other Foreign	82	90
Total tangible long-lived assets, net	$136,359	$34,947
Total revenue, in and outside the United States, is summarized in the following table for the three and nine months ended December 31, 2025 and December 31, 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating Revenues:
Overnight Air Cargo
United States	$29,122	$30,394	$86,823	$91,074
Foreign	1,459	198	4,271	1,088
Total Overnight Air Cargo	30,581	30,592	91,094	92,162
Commercial Aircraft, Engines and Parts
United States	13,518	20,953	38,284	62,109
Foreign	5,306	11,735	23,381	29,756
Total Commercial Aircraft, Engines and Parts	18,824	32,688	61,665	91,865
Ground Support Equipment
United States	12,644	11,567	36,300	31,238
Foreign	139	279	1,190	2,417
Total Ground Support Equipment	12,783	11,846	37,490	33,655
Digital Solutions
United States	507	474	1,462	1,328
Foreign	1,947	1,491	5,297	4,151
Total Digital Solutions	2,454	1,965	6,759	5,479
Regional Airline
United States	—	—	—	—
Foreign	5,182	—	5,182	—
Total Regional Airline	5,182	—	5,182	—
Corporate and Other
United States	760	774	3,234	2,326
Foreign	547	15	728	48
Total Corporate and Other	1,307	789	3,962	2,374

Total revenue	$71,131	$77,880	$206,152	$225,535

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
Effective as of the third quarter of fiscal year 2026, the Company introduced a new reportable segment named, "Regional Airline". This new segment includes all reportable activity as it relates to the operating business of Rex, the business acquired by the Company as discussed in Note 2.
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
The Company's five business segments are as follows:

Reportable Segment	Principal Business Activities
Overnight Air Cargo
Overnight Air Cargo primarily operates under its relationship with FedEx spanning over 40 years and represent MAC and CSA, which are two of eight companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean.

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

Regional Airline
The Regional Airline segment's primary operations focus on sustaining and growing essential regional passenger and cargo air connectivity. The segment consists of Regional Express Airlines, which operates a fleet of Saab 340 aircraft that provide vital connections between Australia's regional centers and capital cities for its customers

The information that follows shows data of Air T's reportable segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment eliminations are included to reconcile segment totals to consolidated amounts.

The cost and expense information presented below is based on the information regularly provided to the CODM. Further, asset information is not included in the information regularly provided to the CODM as it is not a key determining factor in the performance of the Company's reportable segments.

The Company also has a "Corporate and Other" category which includes unallocated Air T holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments in addition to revenues and expenses for non-reportable operating businesses and investments.

Segment data is summarized in the following tables (in thousands):

	Three Months Ended December 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total
Revenue from external customers	$30,581	$18,824	$12,783	$2,454	$5,182	$69,824
Intersegment revenue	1,216	670	—	8	—	1,894
	31,797	19,494	12,783	2,462	5,182	71,718
Reconciliation of revenue
Other revenue[1]						1,351
Elimination of intersegment revenue[2]						(1,938)
Total consolidated revenue						$71,131
Cost of sales:
Cost of sales from external sources	26,039	14,090	9,585	825	5,480
Intersegment operating expense	1,216	688	—	7	—
	27,255	14,778	9,585	832	5,480
Less:[3]
General and administrative	3,538	5,734	1,541	1,623	301	12,737
Other segment items[4]	141	173	34	218	876	1,442
Segment profit (loss)	863	(1,191)	1,623	(211)	(1,475)	(391)

Reconciliation of profit (loss)
Other revenue[1]						1,352
Other cost of sales[1]						(657)
Other expenses[1]						(971)
Interest expense						(2,380)
Income from equity method investments						4,233
Other non-operating expense[5]						47
Other corporate expenses						(3,308)
Elimination of intersegment profits						195
Income before income taxes						$(1,880)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $44.0 thousand for the three months ended December 31, 2025. After eliminations, Other revenue from third parties is $1.3 million for the three months ended December 31, 2025.
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

	Three Months Ended December 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total
Revenue from external customers	$30,592	$32,688	$11,846	$1,965	$—	$77,091
Intersegment revenue	224	96	—	—	—	320
	30,816	32,784	11,846	1,965	—	77,411
Reconciliation of revenue
Other revenue[1]						833
Elimination of intersegment revenue[2]						(364)
Total consolidated revenue						$77,880
Cost of sales:
Cost of sales from external sources	25,625	23,685	10,252	635	—
Intersegment operating expense	225	290	—	—	—
	25,850	23,975	10,252	635	—
Less:[3]
General and administrative	2,997	5,662	1,371	1,344	—	11,374
Other segment items[4]	117	1,195	39	196	—	1,547
Segment profit (loss)	1,852	1,952	184	(210)	—	3,778

Reconciliation of profit (loss)
Other revenue[1]						833
Other cost of sales[1]						(358)
Other expenses[1]						(971)
Interest expense						(2,561)
Income from equity method investments						661
Other non-operating expense						(420)
Other corporate expenses[5]						(2,242)
Elimination of intersegment profits						384
Income before income taxes						$(896)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $44.0 thousand for the three months ended December 31, 2024. After eliminations, Other revenue from third parties is $0.8 million for the three months ended December 31, 2024.
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

	Nine Months Ended December 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total
Revenue from external customers	$91,094	$61,665	$37,490	$6,759	$5,182	$202,190
Intersegment revenue	3,230	1,721	—	8	—	4,959
	94,324	63,386	37,490	6,767	5,182	207,149
Reconciliation of revenue
Other revenue[1]						4,095
Elimination of intersegment revenue[2]						(5,092)
Total consolidated revenue						$206,152
Cost of sales:
Cost of sales from external sources	76,860	43,173	28,427	2,423	5,480
Intersegment operating expense	3,230	1,641	—	7	—
	80,090	44,814	28,427	2,430	5,480
Less:[3]
General and administrative	9,874	18,598	4,379	4,437	301	37,589
Gain on sale of aircraft	—	(7,034)	—	—	—	(7,034)
Other segment items[4]	417	562	104	638	876	2,597
Segment profit (loss)	3,943	6,446	4,580	(738)	(1,475)	12,756

Reconciliation of profit (loss)
Other revenue[1]						4,095
Other cost of sales[1]						(1,437)
Other expenses[1]						(3,364)
Interest expense						(6,945)
Income from equity method investments						8,393
Other non-operating income[5]						525
Other corporate expenses						(9,955)
Elimination of intersegment profits						479
Income before income taxes						$4,547

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $133.0 thousand for the nine months ended December 31, 2025. After eliminations, Other revenue from third parties is $4.0 million for the nine months ended December 31, 2025.
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

	Nine Months Ended December 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total
Revenue from external customers	$92,162	$91,865	$33,655	$5,479	$—	$223,161
Intersegment revenue	237	944	—	—	—	1,181
	92,399	92,809	33,655	5,479	—	224,342
Reconciliation of revenue
Other revenue[1]						2,505
Elimination of intersegment revenue[2]						(1,312)
Total consolidated revenue						$225,535
Cost of sales:
Cost of sales from external sources	77,661	65,177	29,181	1,873	—
Intersegment operating expense	253	1,119	—	—	—
	77,914	66,296	29,181	1,873	—
Less:[3]
General and administrative	8,677	18,076	4,418	3,895	—	35,066
Other segment items[4]	326	2,013	230	596	—	3,165
Segment profit (loss)	5,482	6,424	(174)	(885)	—	10,847

Reconciliation of profit (loss)
Other revenue[1]						2,505
Other cost of sales[1]						(851)
Other expenses[1]						(2,987)
Interest expense						(6,670)
Income from equity method investments						4,930
Other non-operating income						(241)
Other corporate expenses[5]						(5,750)
Elimination of intersegment profits						722
Income before income taxes						$2,505

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $131.0 thousand for the nine months ended December 31, 2024. After eliminations, Other revenue from third parties is $2.4 million for the nine months ended December 31, 2024.
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

	Three Months Ended December 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$141	$173	$34	$218	$876	$1,442	$143	$1,585
Capital Expenditures	114	296	—	—	65	475	345	820

	Three Months Ended December 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$117	$804	$39	$196	$1,156	$172	$1,328
Capital Expenditures	126	—	123	36	285	53	338

	Nine Months Ended December 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$417	$1,228	$104	$638	$876	$3,263	$433	$3,696
Capital Expenditures	260	509	15	—	65	849	378	1,227

	Nine Months Ended December 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$326	$1,364	$230	$596	$2,516	$522	$3,038
Capital Expenditures	387	14,810	212	36	15,445	85	15,530

Reconciliation of operating income (loss) and elimination of intersegment loss was as follows:
	Three Months Ended December 31, 2025
(in thousands)	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$863	$(1,059)	$1,623	$(212)	$(1,463)	$(248)	$(3,532)	$—	$(3,780)
Intersegment operating (loss) income	—	(132)	—	1	(12)	(143)	(52)	195	—
Operating income (loss)	863	(1,191)	1,623	(211)	(1,475)	(391)	(3,584)	195	(3,780)

	Three Months Ended December 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$1,865	$2,258	$184	$(210)	$—	$4,097	$(2,673)	$—	$1,424
Intersegment operating (loss) income	(13)	(306)	—	—	—	(319)	(65)	384	—
Operating income (loss)	1,852	1,952	184	(210)	—	3,778	(2,738)	384	1,424

	Nine Months Ended December 31, 2025
(in thousands)	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$3,943	$6,734	$4,580	$(739)	$(1,463)	$13,055	$(10,481)	$—	$2,574
Intersegment operating (loss) income	—	(288)	—	1	(12)	(299)	(180)	479	—
Operating income (loss)	3,943	6,446	4,580	(738)	(1,475)	12,756	(10,661)	479	2,574

	Nine Months Ended December 31, 2024
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Reportable Segment Total	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$5,510	$6,956	$(174)	$(885)	$—	$11,407	$(6,921)	$—	$4,486
Intersegment operating (loss) income	(28)	(532)	—	—	—	(560)	(162)	722	—
Operating income (loss)	5,482	6,424	(174)	(885)	—	10,847	(7,083)	722	4,486
18.    Commitments and Contingencies
Put/Call Options and Earnout

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail

agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. The earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $0.4 million as of December 31, 2025. For the three and nine months ended December 31, 2025, no change in fair value and a gain on the decrease in fair value of the liability of $0.7 million was recognized, respectively.
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

The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or their redemption value. As of December 31, 2025, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2025	$5,176	$1,878	$7,054
Distribution to non-controlling members	(493)	(508)	(1,001)
Net income attributable to non-controlling interests	353	374	727
Other comprehensive income attributable to the RNCI	251	—	251
Redemption value adjustments	158	856	1,014
Ending Balance as of December 31, 2025	$5,445	$2,600	$8,045

Crestone Asset Management, LLC and CJVII, LLC

For CAM's Investment Function, as described in Note 9, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of December 31, 2025, for its Investment Function, the Company has contributed $19.7 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
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
Acquisition 25.1 Warrant Issuances
On December 17, 2025, ATA 25.1 sold for nominal consideration ten year warrants to purchase an aggregate of 19% of the equity interests of ATA 25.1 to three Air T employees (the "Holder(s)") that worked closely on the acquisition of Rex. The warrants vest at the earliest of certain conditions or five years from their issuance for a cumulative exercise price of $1.4 million with an option for each Holder to net settle in shares of ATA 25.1 if the fair value were to exceed the exercise price. If a Holder departs the Company or any subsidiaries voluntarily, the Company has the option to repurchase the warrant from the Holder for the greater of $2.0 million or the fair market value of the warrant. Additionally, each Holder agrees to guarantee a pro rata portion of the Investor Note, as defined in Note 13, and share in any excess cash flow on an as exercised basis if there is no claim on cash flows for any current or future debt holder. On the issuance date, the warrants were fair valued at $780 thousand, which will be recognized over the five year vesting period as an expense. The warrants are considered equity securities and, at the time of their issuance, held no value.

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

The maximum potential payments for nonfinancial guarantees were $4.3 million and $4.4 million at December 31, 2025 and March 31, 2025, respectively. There were no liabilities recorded related to the nonfinancial guarantees at both December 31, 2025 and March 31, 2025.

20.     Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in its consolidated financial statements.

Management is not aware of any events that occur after the balance sheet date but before consolidated financial statements are issued that would materially affect the accuracy of those statements as of the date of issuance.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The risks described in our Annual Report on Form 10-K continue to apply. This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors and other information disclosed in that Annual Report.

Risks Related to the Rex Acquisition

We may not be able to successfully integrate Rex into our operations, including our financial reporting processes, which could adversely affect our business, results of operations, and financial condition.

During the quarter ended December 31, 2025, Air T Rex completed the Acquisition of Rex. Integrating Rex into the Company involves substantial risks, including, among others: integrating financial reporting processes, policies, and internal controls; implementing consistent accounting policies and reporting timelines; integrating information technology systems; retaining key personnel; and coordinating governance, compliance, and risk management across jurisdictions. Integration activities are complex and may require significant management attention and additional costs. If we are unable to integrate Rex effectively or within anticipated timeframes, our results of operations, cash flows, and ability to timely produce accurate financial statements could be adversely affected.

Rex operates in a highly regulated industry, and failure to comply with applicable laws and regulations could materially adversely affect our business.

Rex’s operations are subject to extensive regulation and oversight, including requirements relating to safety, maintenance, training, operational performance, and consumer and other regulatory compliance. Compliance failures, safety incidents, adverse regulatory findings, operational restrictions, reputational harm, or other disruptions could result in fines, penalties, increased costs, reduced demand, and limitations on Rex’s operations, any of which could materially adversely affect our business and results of operations.

The Rex Acquisition involves risks related to voluntary administration proceedings in Australia and the DOCA structure, including uncertainties regarding liabilities, claims, obligations, and potential adverse impacts on customer and counterparty acceptance of Rex’s business following the proceedings.

The Rex Acquisition was executed pursuant to the DOCA and related transaction structure. Matters arising from voluntary administration proceedings and the DOCA may involve uncertainty regarding the identification, timing, and resolution of liabilities, claims, contingencies, and other obligations. In addition, the proceedings and the DOCA may affect perceptions of Rex among customers, suppliers, and other counterparties, and such parties may be reluctant to do business with Rex or may require more onerous commercial terms. If liabilities, claims, contingencies, or compliance obligations are greater than anticipated, if disputes arise, or if we experience delays in resolving administration-related matters, or if customer or counterparty acceptance is adversely affected, our results of operations, financial condition, and liquidity could be adversely affected.

Risks Related to Accounting and the Bargain Purchase Gain

Our purchase accounting for the Rex Acquisition is preliminary and may change, which could materially affect our reported results, including the amount of any bargain purchase gain.

The Rex Acquisition was accounted for as a business combination using the acquisition method of accounting, and we recorded assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed requires significant judgment and estimates. Our purchase accounting may be refined during the measurement period as additional information becomes available, including with respect to the identification and valuation of assets acquired and liabilities assumed, contingencies, and income tax balances. Changes in these estimates could result in material adjustments to our condensed consolidated financial statements, including changes to the recorded bargain purchase gain and related tax impacts.

The recognition of a bargain purchase gain could increase scrutiny by investors and regulators, and could lead to disputes regarding valuations and assumptions.

A bargain purchase gain results when the estimated fair value of net assets acquired exceeds the consideration transferred. Determining fair value involves significant judgments and estimates and may require assumptions regarding future cash flows, discount rates, market multiples, and other inputs. If our assumptions or estimates prove inaccurate, if additional information results in adjustments to purchase accounting, or if valuations are challenged, our reported results could be adversely affected.

Risks Related to Foreign Operations, Currency, and Financing Exposure

A significant portion of Rex’s revenues, expenses, assets, and liabilities may be denominated in Australian dollars, and fluctuations in exchange rates could adversely affect our reported results.

To the extent Rex’s revenues, expenses, assets, and liabilities are denominated in Australian dollars, changes in exchange rates between the Australian dollar and the U.S. dollar may affect the Company’s reported revenues, expenses, and cash flows, and may create volatility in our condensed consolidated financial statements. We may not be able to effectively mitigate currency-related impacts.

We incurred and assumed significant obligations in connection with the Rex Acquisition, including obligations related to CFA Debt, and we may require additional liquidity to support Rex’s operations.

In connection with the Rex Acquisition, we assumed CFA Debt and may require additional liquidity to support Rex’s ongoing operations. Regional airline operations can be capital intensive and may require significant working capital and liquidity to fund operating expenses and other obligations. If Rex’s cash flows are insufficient to support operations and obligations as they come due, we may need to obtain additional financing or other sources of liquidity. There can be no assurance that additional financing will be available on acceptable terms, if at all. Our inability to access liquidity could materially adversely affect our results of operations and financial condition.

Rex’s operating costs and revenues may be subject to volatility, and Rex may not be able to offset cost increases or revenue decreases through pricing or other measures.

Rex may be exposed to volatility in certain operating costs and revenues that can be difficult to predict and mitigate. If Rex is unable to offset increases in operating costs through pricing, surcharges, cost reductions, or other measures, or if Rex is unable to mitigate revenue decreases through pricing, volume, or other initiatives, its operating results could be adversely affected, which could materially adversely affect the Company’s consolidated results.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2025, to and including December 31, 2025 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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
•The risk that we may not successfully integrate Rex (including financial reporting, systems, and personnel), which could adversely affect our results and reporting;
•The risk that Rex’s revenues and operating costs may be volatile or unpredictable and that we may be unable to offset cost increases or revenue decreases through pricing, surcharges, cost reductions, or other measures, which could adversely affect our results;
•The risk that the preliminary purchase price allocation for the Rex acquisition, including the determination and measurement of any bargain purchase gain and related tax treatment, may be revised as valuations and other inputs are finalized during the measurement period, which revisions could materially change our reported results of operations and financial position from period to period;
•The risk that Rex’s operations are subject to extensive regulation and oversight and that compliance failures or adverse regulatory actions could materially harm our business and results;
•The risk that the Rex transaction structure, including the Australian DOCA/administration process, could result in unexpected liabilities, claims, or delays that could materially harm our results and liquidity;
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
•Regional airline, which provides scheduled regional passenger and cargo airline services in Australia, operating a fleet of aircraft serving regional communities and connecting passengers to major metropolitan centers.
The Company additionally has a central corporate function that acts as the capital allocator and resource for other consolidated businesses, referred to as Corporate and other. Further, Corporate and other also comprises insignificant businesses and business interests.
Effective as of the third quarter of fiscal year 2026, the Company introduced a new reportable segment named, "Regional Airline". This new segment includes all reportable activity as it relates to the company's acquisition of Rex, as discussed in Note 2.
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
Recent Events
On December 18, 2025, the Company, through Air T Rex, LLC, completed the Acquisition of substantially all of the assets and operations of Rex. The Acquisition was completed pursuant to an asset purchase agreement in the context of Rex’s voluntary administration proceedings in Australia, which commenced on July 30, 2024, and the related DOCA process. The Acquisition represents a significant transaction for the Company and is expected to meaningfully affect the Company’s business, including expanding the Company’s operating footprint into Australia and adding a regulated regional airline operation to the Company’s portfolio. The Company expects that integrating Rex will require significant management attention and the coordination of operational oversight, safety and regulatory compliance, governance, and financial reporting processes and controls across jurisdictions, and may involve additional costs and complexity.

Because the Acquisition closed on December 18, 2025, Rex’s results of operations have been included in the Company’s consolidated financial statements only for the period from December 18, 2025 through December 31, 2025. As a result, the Company’s operating results for the quarter ended December 31, 2025 reflect only a short stub period of Rex operations and do not reflect the full-period impact of the Acquisition on the Company’s operating results, cash flows, or financial condition, and period-to-period comparisons may not be indicative of the ongoing operating results of Rex or the combined company in future periods.

Results of Operations

Third Quarter Fiscal 2026 Compared to Third Quarter Fiscal 2025

Operating Revenue
Consolidated revenue for the three-month period ended December 31, 2025 decreased by $6.7 million (8.7%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue by segment, net of intercompany during the three months ended December 31, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2025	2024
Overnight Air Cargo	$30,581	$30,592	$(11)	—%
Ground Support Equipment	12,783	11,846	937	8%
Commercial Aircraft, Engines, and Parts	18,824	32,688	(13,864)	(42)%
Digital Solutions	2,454	1,965	489	25%
Regional Airline	5,182	—	5,182	100%
Segments total	$69,824	$77,091	$(7,267)	(9)%
Revenues from the overnight air cargo segment for the three-month period ended December 31, 2025 decreased by an immaterial amount (0%) compared to the third quarter of the prior fiscal year.

The ground support equipment segment contributed approximately $12.8 million and $11.8 million to the Company’s revenues for the three-month period ended December 31, 2025 and 2024 respectively, representing a $0.9 million (8%) increase in the current fiscal year quarter. The increase was primarily attributable to higher sales of high-lift catering equipment. At December 31, 2025, the ground support equipment segment’s order backlog was $12.9 million compared to $6.2 million at December 31, 2024.
The commercial aircraft, engines and parts segment contributed $18.8 million of revenues in the quarter ended December 31, 2025 compared to $32.7 million in the comparable prior year quarter, which is a decrease of $13.9 million (42%). The decrease was largely attributable to a decline in component sales at Contrail from aging component inventory. The aging inventory resulted from lower component inventory purchases during the preceding twelve-month period due to increased competition in acquiring component inventory as a result of market-wide initiatives. The Company is working to rebuild component inventory to historic levels.
Digital solutions segment contributed $2.5 million of revenues in the quarter ended December 31, 2025 compared to $2.0 million in the prior year quarter, an increase of $0.5 million (25%). The increase is primarily due to increased software subscriptions represented by monthly recurring revenues of $0.8 million as of December 31, 2025 versus $0.7 million as of December 31, 2024.
Regional airline revenues were $5.2 million for the three months ended December 31, 2025 compared to none in the prior year period. The reported revenues represent approximately two weeks of operations from the acquisition date through December 31, 2025. The increase is attributable to the acquisition of Rex on December 18, 2025, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Operating Expenses
Consolidated segment operating expenses for the three-month period ended December 31, 2025 decreased by $3.9 million (6%) compared to the same quarter in the prior fiscal year.
Following is a table detailing operating expenses by segment during the three months ended December 31, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2025	2024
Overnight Air Cargo:
Operating expense	$26,039	$25,625	$414
Percentage of segment net sales	85%	84%
Ground Support Equipment:
Operating expense	9,585	10,252	(667)
Percentage of segment net sales	75%	87%
Commercial Aircraft, Engines and Parts:
Operating expense	14,090	23,685	(9,595)
Percentage of segment net sales	75%	72%
Regional Airline:
Operating expense	5,480	—	5,480
Percentage of segment net sales	106%	—%
Digital Solutions:
Operating expense	825	635	190
Percentage of segment net sales	34%	32%
Segments total	56,019	60,197	(4,178)
The overnight air cargo segment contributed $26.0 million and $25.6 million to the Company's operating expenses for the three-month period ended December 31, 2025 and 2024, respectively, representing a $0.4 million (2%) increase in the current quarter. Operating expenses remained relatively consistent period-over-period.
The ground support equipment segment contributed approximately $9.6 million and $10.3 million to the Company's operating expenses for the three-month period ended December 31, 2025 and 2024, respectively, representing a $0.7 million (7%) decrease in the current quarter. The decrease was primarily driven by an improved product and customer mix, as well as lower non-material spending during the quarter.
The commercial aircraft, engines and parts segment contributed $14.1 million and $23.7 million to the Company's operating expenses for the three-month period ended December 31, 2025 and 2024, respectively, representing a $9.6 million (41%) decrease in the current quarter. Lower component sales in the current quarter resulted in the decrease in operating expenses.
The digital solutions segment contributed $0.8 million of operating expenses in the quarter ended December 31, 2025 compared to $0.6 million in the prior year quarter, reflecting a relatively flat year-over-year trend.
Regional airline operating expenses were $5.5 million for the three months ended December 31, 2025 compared to none in the prior year period, resulting from the acquisition of Rex on December 18, 2025, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q. The reported operating expenses represent approximately two weeks of operations from the acquisition date through December 31, 2025. The operating loss during this initial period is attributable to fixed operating costs associated with maintaining flight operations, aircraft and crew, regulatory compliance requirements, and transaction-related integration expenses.
General and administrative

	Three Months Ended December 31,		Change
	2025	2024
General and administrative	$16,650	$14,181	$2,469
Percentage of total net sales	23%	18%
General and administrative expenses for the three-month period ended December 31, 2025 increased by $2.5 million (17%) compared to the first quarter of the prior fiscal year. The increase was primarily driven by acquisition-related costs incurred during the current year, as well as higher payroll and employee-related expenses.
Non-Operating Income (Expense)

Following is a table detailing non-operating income (expense) during the three months ended December 31, 2025 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended December 31,		Change
	2025	2024
Interest expense	$(2,380)	$(2,561)	$181
Income from equity method investments	4,233	661	3,572
Gain on bargain purchase	—	—	—
Other	47	(420)	467
	$1,900	$(2,320)	$4,220
The Company had net non-operating income of $1.9 million during the quarter ended December 31, 2025, compared to net non-operating loss of $2.3 million in the prior year quarter. The non-operating income was driven by a $3.6 million increase in net income allocated to the Company from equity method investments. Refer to Note 2 and Note 9, respectively, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Provision for Income Taxes
During the three-month period ended December 31, 2025, the Company recorded $0.1 million in income tax benefit at an ETR of 6.4%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2025 were the valuation allowance related to the Company's U.S. consolidated group, DTI, DSI, and Rex and its subsidiaries, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the Foreign-Derived Intangible Income (FDII) deduction.

On July 4, 2025, the OBBBA was signed into law in the U.S., which includes a broad range of tax reform provisions affecting businesses. The Company has reflected the impact of the OBBBA in the second quarter of 2026 financial statements as required by generally accepted accounting principles. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position, but does not expect the legislation to have a material impact on its financial statements.

During the three-month period ended December 31, 2024, the Company recorded $0.3 million in income tax expense at an ETR of 38.7%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended December 31, 2024 were the valuation allowance related to the Company’s U.S. consolidated group, DTI, LGSS, DSI and BCCM Kenya, and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.

First Nine Months of Fiscal 2026 Compared to First Nine Months of Fiscal 2025

Operating Revenue

Consolidated segment revenue for the nine-month period ended December 31, 2025 decreased by $19.4 million (9%) compared to the same period in the prior fiscal year.

Following is a table detailing revenue by segment, net of intercompany eliminations, during the nine months ended December 31, 2025 compared to the same period in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2025	2024
Overnight Air Cargo	$91,094	$92,162	$(1,068)	(1)%
Ground Support Equipment	37,490	33,655	3,835	11%
Commercial Aircraft, Engines, and Parts	61,665	91,865	(30,200)	(33)%
Digital Solutions	6,759	5,479	1,280	23%
Regional Airline	5,182	—	5,182	100%
Segments total	202,190	223,161	(20,971)	(9)%

Revenues from the overnight air cargo segment for the nine months ended December 31, 2025 decreased by $1.1 million (1%) compared to the nine months ended December 31, 2024. The decrease was principally attributable to lower flight admin fees driven by increased soft and hard parked aircraft when compared to the prior year comparable period.

The ground support equipment segment's revenue for the nine-month period ended December 31, 2025 was $37.5 million compared to $33.7 million in the same period in the prior fiscal year, an increase of $3.8 million (11%). Truck sales grew substantially, led by higher sales of high-lift catering units and deicers. Spare parts and service revenues also increased, driven by aging customer fleets and a colder, more severe winter season.
The commercial aircraft, engines and parts segment contributed $61.7 million of revenues in the nine months ended December 31, 2025 compared to $91.9 million in the comparable prior year nine months period. The decrease was largely attributable to a decline in component sales at Contrail from aging component inventory. The aging inventory resulted from lower component inventory purchases during the preceding twelve-month period due to increased competition in acquiring component inventory as a result of market-wide initiatives. The Company is working to rebuild component inventory to historic levels.
The digital solutions segment contributed $6.8 million of revenues in the nine months ended December 31, 2025 compared to $5.5 million in the prior year nine-month period, an increase of $1.3 million (23%). The increase was primarily due to increased software subscriptions represented by monthly recurring revenues of $0.8 million as of December 31, 2025 versus $0.7 million as of December 31, 2024.
Regional airline revenues were $5.2 million for the nine months ended December 31, 2025 compared to none in the prior year period. The reported revenues represent approximately two weeks of operations from the acquisition date through December 31, 2025. The increase is attributable to the acquisition of Rex on December 18, 2025, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Operating Expenses
Consolidated segment operating expenses for the nine-month period ended December 31, 2025 decreased by $16.9 million (10%) compared to the same period in the prior fiscal year.
Following is a table detailing operating expenses by segment during the nine months ended December 31, 2025 compared to the same period in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2025	2024
Overnight Air Cargo:
Operating expense	$76,860	$77,661	$(801)
Percentage of segment net sales	84%	84%
Ground Support Equipment:
Operating expense	28,427	29,181	(754)
Percentage of segment net sales	76%	87%
Commercial Aircraft, Engines and Parts:
Operating expense	43,173	65,177	(22,004)
Percentage of segment net sales	70%	71%
Regional Airline:
Operating expense	5,480	—	5,480
Percentage of segment net sales	106%	—%
Digital Solutions:
Operating expense	2,423	1,873	550
Percentage of segment net sales	36%	34%
Segments total	156,363	173,892	(17,529)
The overnight air cargo segment contributed $76.9 million and $77.7 million to the Company's operating expenses for the nine-month period ended December 31, 2025 and 2024, respectively, representing a $0.8 million (1%) decrease in the current period. Operating expenses remained relatively consistent period-over-period.

Operating expenses from the ground support equipment segment for the nine months ended December 31, 2025 was relatively flat compared to the nine months ended December 31, 2024, representing a $0.8 million (3%) decrease. However, ground support equipment improved its operating expenses as a percentage of net sales from 87% for the nine-month period ended December 31, 2024 to 76% for the nine months ended December 31, 2025. The improvement was due to higher margins realized on deicers, part sales and service revenue in the current year.
The commercial aircraft, engines and parts segment contributed $43.2 million and $65.2 million to the Company's operating expenses for the nine months ended December 31, 2025 and 2024, respectively, representing a $22.0 million (34%) decrease in the current period. Lower component sales in the current year resulted in the decrease in operating expenses.
The digital solutions segment contributed $2.4 million of operating expenses in the nine months ended December 31, 2025 compared to $1.9 million in the prior year comparable period, which represented 36% and 34% of segment net sales, reflecting a relatively flat year-over-year trend.
Regional airline operating expenses were $5.5 million for the nine months ended December 31, 2025 compared to none in the prior year period, resulting from the acquisition of Rex on December 18, 2025, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q. The reported operating expenses represent approximately two weeks of operations from the acquisition date through December 31, 2025. The operating loss during this initial period is attributable to fixed operating costs associated with maintaining flight operations, aircraft and crew, regulatory compliance requirements, and transaction-related integration expenses.

General and Administrative

	Nine Months Ended December 31,		Change
	2025	2024
General and administrative	$49,782	$42,617	$7,165
Percentage of total net sales	24%	19%

General and administrative expenses for the nine month period ended December 31, 2025 increased by $7.2 million (17%) compared to the prior year comparable period. The increase was primarily driven by acquisition-related costs incurred during the current year, as well as higher payroll and employee-related expenses.
Non-Operating Income (Expense)
Following is a table detailing non-operating income (expense) during the nine months ended December 31, 2025 compared to the same nine months in the prior fiscal year (in thousands):

	Nine Months Ended December 31,		Change
	2025	2024
Interest expense	$(6,945)	$(6,670)	$(275)
Income from equity method investments	8,393	4,930	3,463
Gain on bargain purchase	—	—	—
Other	525	(241)	766
	$1,973	$(1,981)	$3,954
The Company had a net non-operating income of $2.0 million for the nine months ended December 31, 2025 compared to a net non-operating loss of $2.0 million in the prior year nine-month period. The non-operating income was driven by a $3.5 million increase in net income allocated to the Company from equity method investments. Refer to Note 2 and Note 9, respectively, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Provision for Income Taxes
During the nine-month period ended December 31, 2025, the Company recorded $2.2 million in income tax expense at an ETR of 48.1%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the nine-month period ended December 31, 2025, were the valuation allowance related to the Company’s U.S. consolidated group, DTI, DSI and Rex, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible transaction costs, and the benefit from the FDII deduction.
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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended December 31, 2025.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025.
Liquidity and Capital Resources
As of December 31, 2025, the Company held approximately $42.2 million in cash and cash equivalents and restricted cash, of which $4.7 million is reserved as collateral under the terms of certain merchant facilities. The Company has an aggregate of approximately $53.6 million in available funds under its lines of credit as of December 31, 2025.
As of December 31, 2025, the Company’s working capital, excluding the deferred bargain purchase gain of $95.8 million that does not represent future uses of cash or resources, amounted to $89.2 million, an increase of $58.4 million compared to March 31, 2025, primarily driven by a $26.9 million increase in inventory, a $31.4 million increase in cash and cash equivalents, $19.3 million increase in accounts receivable, and the deferred credit related to the preliminary bargain purchase gain associated with the acquisition of Rex. These increases were substantially attributable to the acquisition of Rex. Excluding Rex, the Company's working capital amounted to

$59.3 million, an increase of $28.4 million, primarily driven by an increase in cash and cash equivalents of $14.9 million and inventories of $11.5 million. The increase in cash and cash equivalents was primarily driven by proceeds from debt and the increase in inventories was primarily driven by purchases of engines and airframes by the commercial aircraft, engines and parts segment.
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

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as does all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities, held by the Issuer. As of December 31, 2025, the Issuer was in compliance with all applicable covenants under the Multiple Advance Note, and an additional $10.0 million was advanced under the facility in October 2025.

As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on September 3, 2025, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus entered into Amendment No. 5 to Credit Agreement, the Amended and Restated Revolving Credit Note, and the Amended and Restated Term Note A. Pursuant to Amendment No. 5 to Credit Agreement, the Overline Note provisions and note were eliminated. Pursuant to the Amended and Restated Revolving Credit Note, the revolving credit commitment to make revolving credit loans and to issue letters of credit was increased to an aggregate principal amount not to exceed $20.0 million. The interest rate on the Revolving Credit Note was decreased to the greater of 5.00% or 1-month SOFR plus 1.90%. The maturity date was extended to August 28, 2027. The financial covenants are to be measured semi-annually at December and March of each year and the Alerus Loan Parties are to deliver quarterly financial statements to Alerus. Pursuant to the Amended and Restated Term Note A, Term Note A was amended and restated by the Alerus Loan Parties in the principal amount of $9.2 million. The maturity date remains August 15, 2029. The Term Note A interest rate was revised to 1-month SOFR plus 2.00%. As of December 31, 2025, the Company was in compliance with all covenants applicable under the Revolving Credit Agreement, the Amended and Restated Revolving Credit Note, and the Amended and Restated
Term Note A.
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, On November 24, 2025, ATA 22.1 entered into a $6.0 million term loan with Alerus. The loan proceeds were used to repay amounts due on the $3.5 million term loan from Bridgewater Bank. The new term loan is due on or before November 24, 2032 and has an interest rate of the greater of 5.00% or 1-month SOFR plus 1.90%. Interest on the outstanding principal amount of the loan is due on the 15th day of each month and annual principal payments are due on September 30th of each year, commencing September 2026. The loan may be prepaid at any time without penalty. The loan is secured by all the assets and membership interests of ATA 22.1 and 200,000 shares of TruPs owned by ATA 22.1, as well as an investment account of Air T. Events of default of the loan are enumerated in the loan agreement, including, among other events, the failure to pay an amount due timely or a change of control transaction. The loan covenants include: (i) affirmative covenants such as notice, reporting and financial statement delivery requirements, inspection rights, compliance with environmental laws, performance of contracts and a liquidity requirement not less than $0.4 million; and, (ii) negative covenants such as a limitation on debt and liens, merger or change of control and limitations on investments, dispositions, sales/leasebacks, restricted payments, prepayments or amendments of debt and transactions with affiliates and restrictive agreements. As of December 31, 2025, ATA 22.1 and the Company were in compliance with all financial and non-financial covenants applicable under the term loan.
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, On November 24, 2025, Contrail entered into a Master Loan Agreement and Supplement No. 1 to Master Loan Agreement (collectively the “Master Loan Agreement”) with Alerus. The agreement provides for a $15.0 million revolving loan facility that is evidenced by a Promissory Note Revolving Note dated November 24, 2025 in the principal amount of $15.0 million. The funds are to be used for the purchases of engines and working capital needs. The revolving loan carries interest at the rate of 1-month SOFR plus 3.11% and the loan requires payments of interest only until maturity at November 24, 2027. There is no penalty on prepayment and the loan includes a 30 day resting period requirement if Contrail’s debt service coverage ratio exceeds 1.25 to 1.00. The loan contains normal and customary default provisions and is secured by a security interest in all of Contrail’s assets. In addition, the loan is secured by a payment guaranty of Air T, in an aggregate amount not to exceed $2.0 million plus collection and collateral recovery costs. The Master Loan Agreement contains additional terms regarding the transaction, including affirmative covenants such as requirement related to the delivery of annual and quarterly financial statements of Contrail and Air T, the right to inspect, examine and appraise collateral, insurance requirements as well as negative covenants such as making restricted payments other than permitted redemptions, indebtedness, mergers and acquisitions, investments, lines of business and transactions with affiliates as well as change of control restrictions. As of December 31, 2025, Contrail and the Company were in compliance with all financial and non-financial covenants applicable under the Master Loan Agreement.

As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, On December 15, 2025, the Company and its wholly-owned subsidiary ATA 25.1, entered into a Note Purchase Agreement (the “Agreement”) with two Institutional Investors (the "Investors"). Pursuant to the Agreement, ATA 25.1 issued to the Investors a 11.5% Senior Secured Note due December 15, 2031 in the aggregate principal amount of $40.0 million (the “Investor Note”). The loan proceeds were made immediately available to ATA 25.1’s wholly-owned subsidiary ATL 25.1 and used to provide financing to Rex pursuant to the Syndicated Loan Note Subscription Agreement – Project Mustang dated December 17, 2025 between and among ATL 25.1, Rex and additional parties (the “New Cap Note Facility”). The New Cap Note Facility provides a A$50.0 million line of credit, matures on December 15, 2030, and bears interest at 12.0% per annum. Interest on the New Cap Note Facility must be paid equally between cash and capitalization (i.e., paid-in-kind through the issuance of additional debt), during the initial period, as defined in the Intercreditor Deed (i.e., the period commencing on December 17, 2025 and ending on the earlier of the date the applicable availability period in the New Facility Agreement (as defined below) has ended and the facilities under such loan agreement are fully drawn). Interest under the New Cap Note Facility is first payable on December 31, 2025, and such interest is payable quarterly thereafter. The New Cap Note Facility further permits the Rex Companies to incur other unsecured financial indebtedness up to an aggregate limit of A$10.0 million. Interest on the Investor Note accrues commencing on April 10, 2026 at the rate of 11.5% per annum on the basis of a 30/360-day year (and actual days elapsed) and is payable quarterly in arrears. The Investor Note matures on December 15, 2031 and may not be prepaid, in whole or in part, prior to June 15, 2027 unless the prepayment premium specified therein has been paid. The Investor Note is secured by a pledge of all equity interests of ATA 25.1 and is guaranteed by the Company, which guarantee generally covers 25% of principal and interest due under the Investor Note and related documents. The Agreement includes customary covenants and events of default and restricts, among other things, change of control transactions, dividends and other restricted payments by ATA 25.1. In connection with the Investor Note, the Company, ATA 25.1, Air T Rex, a wholly-owned subsidiary of ATA 25.1, and the Investors entered into a Contingent Payment Agreement that provides the Investors with the right to receive up to A$8.0 million of contingent payments after the Investor Note has been repaid in full, based on the gross revenues of Air T Rex and its direct and indirect subsidiaries on a consolidated basis.
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on December 17, 2025, as part of the Company's acquisition of Rex, the Company assumed approximately A$107.8 million in liabilities associated with the Commonwealth Facility Agreement originally dated November 11, 2024, with the Commonwealth of Australia, as represented by the Department of Infrastructure, Transport, Regional Development, Communications, Sport and the Arts (the “Commonwealth”).
As mentioned in Note 13 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on December 17, 2025, Rex and the Commonwealth entered into (i) an amendment and restatement of the Commonwealth Facility Agreement originally dated November 11, 2024 (the “Perpetual Facility Agreement”), and (ii) a new facility agreement (the “New Facility Agreement” and, together with the Perpetual Facility Agreement, the “Commonwealth Facilities”). The Perpetual Facility Agreement is for an initial term of 30 years and permits extension of the termination date by up to an additional 20 years (in two 10‑year increments) subject to specified conditions and require mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The Perpetual Facility Agreement does not bear interest, provided that if the Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default date occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance. The fair value of the Perpetual Facility Agreement on December 17, 2025 was approximately $22.5 million, estimated using a DCF approach, consistent with market practice and applicable accounting standards for the valuation of long-dated, non-tradeable debt instruments.
The New Facility Agreement bears interest at 12.0% per annum (which rate shall increase by 2.00% per annum if the Rex Companies fail to maintain compliance with certain “Rex Regional Commitments” regarding flight service levels and route profitability). The interest rate applicable to the New Facility Agreement is subject to adjustment from time to time in accordance with the Intercreditor Deed to match the interest rate applicable to the New Cap Note Facility. The New Facility Agreement matures on December 17, 2032 and provides for differing availability periods: (i) a three-year availability period for the A$40.0 million facility for engine care and maintenance; and (ii) a two-year availability period for the A$20.0 million business operations facility. The Commonwealth Facilities are secured by general security deeds and certain real property and aircraft‑related security and, among other things: (i) include a financial covenant requiring the Rex Companies to maintain a minimum cash balance of A$5.0 million at all times until the New Cap Note Facility is fully drawn, (ii) require application of Excess Cash Flow as mandatory prepayments pursuant to the Intercreditor Deed, (iii) under the New Facility Agreement, provide for mandatory prepayments from asset sale proceeds, insurance proceeds not applied to repair or replacement, and Excess Cash Flow, (iv) restrict the sale or disposal of assets outside the ordinary course of business, subject to a basket for disposals where the market value or consideration does not exceed A$1.0 million in any financial year; and (v) under the Perpetual Facility Agreement, require mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. As of December 31, 2025, the Rex Companies were in compliance with all financial and non-financial covenants applicable under the Commonwealth Facilities, including the Rex Regional Commitments and minimum cash balance requirements.

The Company believes that it has sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Cash Flows
Following is a table of changes in cash flow for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(25,000)	$19,377
Net cash provided by (used in) investing activities	6,993	(16,800)
Net cash provided by financing activities	53,747	7,987
Effect of foreign currency exchange rates on cash and cash equivalents	(317)	360
Net Increase in Cash and Cash Equivalents and Restricted Cash	$35,423	$10,924

Net cash used in operating activities was $25.0 million for the nine-month period ended December 31, 2025 compared to net cash provided by operating activities of $19.4 million in the prior year nine-month period, representing a decrease of $44.4 million. The decrease was primarily attributable to a $33.9 million decrease in cash flow from inventory, a $7.0 million current year period gain on sale of two Airbus Model A321-111 aircraft, and $3.5 million increase in income from equity method investments. The change in inventory was primarily driven by the purchase of two engines and multiple airframes for tear-down in the current year period while the prior year period saw high sales of component inventory that was not replenished, as previously discussed as a reason for changes in operating revenue in Item 2.

Net cash provided by investing activities for the nine-month period ended December 31, 2025 was $7.0 million compared to net cash used in investing activities of $16.8 million in the prior year period. The cash provided by investing activities in the current nine-month period was primarily driven by proceeds of $19.9 million from the sale of the two Airbus Model A321-111 aircraft and distributions from unconsolidated entities of $4.1 million, partially offset by investments in unconsolidated entities of $10.8 million and cash used in acquisitions, net of cash acquired in each transaction, of $6.4 million. Cash used in investing activities in the prior year period was primarily driven by capital expenditures of $14.6 million related to the purchase of the two aircraft that were sold in the current year period.
Net cash provided by financing activities for the nine-month period ended December 31, 2025 was $53.7 million compared to net cash provided by financing activities of $8.0 million in the prior year period. The year-over-year increase in net cash provided by financing activities was primarily due to a $41.4 million increase and $14.0 million decrease in proceeds and payments, respectively, on the Company's term loans, partially offset by a $7.9 million increase in payments on the Company's lines of credit.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Operating (loss) income from continuing operations	$(3,780)	$1,424	$2,574	$4,486
Depreciation and amortization (excluding leased assets depreciation)	1,585	552	3,017	2,262
Inventory write-down and reserves	819	274	1,058	776
Gain on sale of property and equipment	(94)	—	(74)	(8)
Securities issuance expenses	19	19	68	147
Share-based compensation	48	31	129	48
Severance expenses	—	—	—	217
Earnout remeasurement	—	392	(666)	651
Deal-sourcing expense	1,145	—	2,982	—
Post-acquisition integration expenses	$436	$—	$436	$—
Adjusted EBITDA	$178	$2,692	$9,524	$8,579
(1) There was no depreciation expense on leased assets excluded during the three months ended December 31, 2025 and there was $0.7 million excluded during the nine months ended December 31, 2025. Depreciation expense on leased assets excluded was $0.8 million for both the three and nine months ended December 31, 2024.

The table below provides Adjusted EBITDA by segment for the three and nine months ended December 31, 2025 and 2024 (in thousands):

	Three months ended		Nine months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Overnight Air Cargo	$1,018	$1,981	$4,432	$5,878
Ground Support Equipment	1,657	223	4,684	225
Commercial Aircraft, Engines and Parts	(171)	2,948	7,527	8,753
Digital Solutions	(54)	(55)	(348)	(448)
Regional airline	$(532)	$—	$(532)	$—
Segments total	$1,918	$5,097	$15,763	$14,408
Corporate and Other	(1,740)	(2,405)	(6,239)	(5,829)
Adjusted EBITDA	$178	$2,692	$9,524	$8,579

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of December 31, 2025, there are $48.6 million in Trust Preferred Securities outstanding ($13.0 million held by the wholly-owned subsidiaries of the Company).

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2025. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of December 31, 2025, 752,228 shares may be repurchased pursuant to this program.

No shares were repurchased during the quarter ended December 31, 2025.

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits
(a) Exhibits

No.	Description

10.1	Term Note dated November 24, 2025 from Air T Acquisition 22.1, LLC to Alerus Financial, National Association in the principal amount of $6,000,000.

10.2	Loan Agreement dated November 24, 2025 between Air T Acquisition 22.1, LLC to Alerus Financial, National Association.

10.3	TPS Security Agreement dated November 24, 2025 made by Air T Acquisition 22.1, LLC in favor of Alerus Financial, National Association.

10.4	Security Agreement dated November 24, 2025 made by Air T Acquisition 22.1, LLC in favor of Alerus Financial, National Association.

10.5	Air T Investment Account Amended and Restated Pledge Agreement dated November 24, 2025 made by Air T, Inc. in favor of Alerus Financial, National Association.

10.6	Membership Interest Pledge Agreement dated November 24, 2025 made by Air T, Inc. in favor of Alerus Financial, National Association.

10.7	Master Loan Agreement dated November 24, 2025 between and among Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Alerus Financial, National Association.

10.8	Supplement No. 1 to Master Loan Agreement dated November 24, 2025 between and among Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Alerus Financial, National Association.

10.9
Promissory Note Revolving Note dated November 24, 2025 of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC to Alerus Financial, National Association in the principal amount of $15,000,000.

10.10	Commercial Security Agreement dated November 24, 2025 of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC to Alerus Financial, National Association.

10.11	Continuing Guaranty dated November 24, 2025 by Air T, Inc. in favor of Alerus Financial, National Association.

10.12	Form of Note Purchase Agreement among Air T Acquisition 25.1, LLC, Air T, Inc. and Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025.

10.13	Form of Senior Secured Note of Air T Acquisition 25.1, LLC to Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025.

10.14	Form of Pledge Agreement of Air T, Inc., in favor of Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025.

10.15	Form of Parent Guaranty of Air T, Inc. dated December 15, 2025.

10.16
Form of Contingent Payment Agreement by and among Air T, Inc., Air T Acquisition 25.1, LLC, Air T Rex Acquisition, Inc. and Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025.

10.17
Order dated December 11, 2025 of the Federal Court of Australia, New South Wales Registry, Division: General – In the Matter of: The Joint and Several Deed Administrators of each of the Regional Express Holdings Ltd (Subject to Deed of Company Arrangement) (ACN 099 547 270) and others named in the schedule, approving the Rex Express Acquisition.

10.18	Form of Rex Group Creditors’ Trust Deed dated December 17, 2025.

10.19
Form of Intercreditor Deed – Regional Express Airlines between and among the Commonwealth of Australia, Air T Lending 25.1, LLC, the Air T Security Trustee and Regional Express Holdings Limited, Rex Investment Holdings Pty Ltd, Regional Express Pty Ltd., Air Partners Pty Ltd., AAPA Victoria Pty Ltd., Australian Airline Pilot Academy Pty Ltd, Rex Flyer Pty Ltd., and Australian Aero Propeller Maintenance Pty Ltd. dated December 17, 2025.

10.20	Form of Commonwealth Facility Agreement originally dated November 11, 2024, as further amended and restated.

10.21	Form of Commonwealth Facility Agreement dated December 17, 2025.

10.22	Form of General Security Deed dated December 17, 2025.

10.23
Form of New Facility Agreement between and among the Commonwealth of Australia and Regional Express Holdings Limited, Rex Investment Holdings Pty Ltd, Regional Express Pty Ltd., Air Partners Pty Ltd., Rex Flyer Pty Ltd., Australian Aero Propeller Maintenance Pty Ltd., Australian Airline Pilot Academy Pty Ltd., and AAPA Victoria Pty Ltd. dated December 17, 2025.

10.24	Form of New Cap Note Facility dated December 17, 2025.

10.25	Form of Air T Acquisition 25.1, LLC Securities Purchase Agreement with Messrs. D. Philp, N. Swenson and J. Golbus dated December 17, 2025.

10.26	Form of Air T Acquisition 25.1, LLC Warrant Agreement issued to Messrs. D. Philp, N. Swenson and J. Golbus dated December 17, 2025.

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: February 13, 2026

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)