Form 10-K
period 2026-03-31
AIR T INC
filed 2026-06-29
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) based upon the closing price of the common stock on September 30, 2025 was approximately $20.1 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at May 31, 2026	2,696,509

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed within 120 days of the registrant's fiscal year end are incorporated by reference into Part III of this Form 10-K.

AIR T, INC. AND SUBSIDIARIES
2026 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I
Item 1.    Business.
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically grow Air T’s earnings power, compounding its free-cash-flow per share over time.
We currently operate in five core industry segments:
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
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues; and
•Regional airline, which provides scheduled regional passenger, freight and charter airline services and pilot training in Australia, operating a fleet of Saab 340 aircraft serving regional communities and connecting passengers to major metropolitan centers.
The Company additionally has a central corporate function that acts as the capital allocator and resource for other consolidated businesses, referred to as Corporate and other. Further, Corporate and other also comprises insignificant businesses and business interests.
On December 18, 2025, the Company introduced a new reportable segment named regional airline. This new segment includes all reportable activities of the Company's most recent acquisition, Regional Express Holdings Pty Ltd ("Rex"), as discussed in Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8.
Each reportable segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our reportable segments based on operating income (loss) and Adjusted EBITDA.

Certain financial data with respect to the Company’s geographic areas and segments is set forth in Note 19 and Note 20 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.

Air T was incorporated under the laws of the State of Delaware in 1980. The businesses and their principal legal entities that comprise the activities of Air T are as follows:

Legal Entity	Industry Segment	Principal Place of Business	Website
Air T, Inc.		Charlotte, North Carolina	https://airt.com
Mountain Air Cargo, Inc. (“MAC”)	Overnight Air Cargo	Denver, North Carolina	https://mtaircargo.com
CSA Air, Inc. (“CSA”)	Overnight Air Cargo	Iron Mountain, Michigan	https://csaair.com
Worldwide Aircraft Services, Inc. ("WASI")	Overnight Air Cargo	Springfield, Missouri	https://worldwide-aircraft.com
Royal Aircraft Services, LLC ("Royal")	Overnight Air Cargo	Hagerstown, Maryland	https://royalaircraft.com
Global Ground Support, LLC (“GGS”)	Ground Support Equipment	Olathe, Kansas	https://globalgroundsupport.com
Contrail Aviation Support, LLC (“Contrail”)	Commercial Aircraft, Engines and Parts	Verona, Wisconsin	https://contrail.com
AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC (collectively, "AirCo”)	Commercial Aircraft, Engines and Parts	Eagan, Minnesota	http://airco-ict.com
Worthington Aviation, LLC (“Worthington”)	Commercial Aircraft, Engines and Parts	Eagan, Minnesota	https://worthingtonav.com
Jet Yard, LLC (“Jet Yard”)	Commercial Aircraft, Engines and Parts	Marana, Arizona	N/A
Jet Yard Solutions, LLC ("Jet Yard Solutions")	Commercial Aircraft, Engines and Parts	Marana, Arizona	https://www.jetyard.com
Air'Zona Aircraft Services, Inc. ("Air'Zona")	Commercial Aircraft, Engines and Parts	Kingman, Arizona	https://airzonaaircraft.com
Landing Gear Support Services, Inc. ("LGSS")	Commercial Aircraft, Engines and Parts	Eagan, Minnesota	https://lgss-aero.com
Shanwick B.V. ("Shanwick")	Digital Solutions	Amsterdam, the Netherlands	N/A
WorldACD Market Data B.V. ("WACD")	Digital Solutions	Amsterdam, the Netherlands	https://www.worldacd.com
Ambry Hill Technology, LLC ("AHT")	Digital Solutions	Cambridge, Minnesota	https://www.ambryhill.com
Regional Express Holdings Pty Ltd ("Rex")	Regional Airline	Sydney, Australia	https://www.rex.com.au
Delphax Technologies, Inc (“Delphax”)	Corporate and Other	Minneapolis, Minnesota	N/A
Delphax Solutions, Inc. (“DSI”)	Corporate and Other	Mississauga, Canada	https://delphaxinkjet.com
Wolfe Lake HQ, LLC ("Wolfe Lake")	Corporate and Other	Minneapolis, Minnesota	N/A

Unconsolidated Investments:
Crestone Asset Management, LLC		Denver, Colorado	https://crestoneairpartners.com/
Cadillac Casting, Inc.		Cadillac, Michigan	https://cadillaccasting.com/
Bloomia Holdings, Inc.		Minneapolis, MN	https://bloomiaholdingco.com/
Blue Crest Aviation Partners 2025-01, LLC		Denver, Colorado	N/A

We maintain an Internet website at https://www.airt.com and our SEC filings may be accessed through links on our website. The information on our website, or any of the websites referenced immediately above, is available for information purposes only and is not incorporated by reference in this Annual Report on Form 10-K.
Overnight Air Cargo.
MAC, CSA, WASI, and Royal comprise the overnight air cargo segment of the Company. MAC and CSA have had a relationship with FedEx spanning more than 40 years. They operate and maintain Cessna Caravan, SkyCourier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States ("U.S.") and upper Midwest, and in the Caribbean. MAC and CSA’s revenues are derived principally pursuant to “dry-lease” service contracts with FedEx. Pursuant to these dry-lease contracts, FedEx provides the aircraft, while MAC and CSA provide their own crew and exercise operational control of their flights.

On June 1, 2021, MAC and CSA entered into new dry-lease agreements with FedEx which together cover all of the aircraft operated by MAC and CSA and replaced all prior dry-lease service contracts. These dry-lease agreements provide for the lease of specified aircraft by MAC and CSA in return for the payment of monthly rent with respect to each aircraft leased, for which monthly rent reflects an estimate of a fair market rental rate. These dry-lease agreements provide that FedEx determines the type of aircraft and schedule of routes to be flown by MAC and CSA, with all other operational decisions made by MAC and CSA, respectively. The current dry-lease agreements provide for the reimbursement of MAC and CSA’s costs by FedEx, without markup, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. The current dry-lease agreements are set to expire on August 31, 2026. The Company is currently engaged in renewal negotiations with FedEx and considers the relationship to be active and ongoing. FedEx represents a substantial portion of the Company's consolidated revenues and a substantial majority of the overnight air cargo segment's revenues,the renewal of these agreements on commercially acceptable terms is material to the Company's continued operations. The Company is well-positioned for continued partnership with FedEx, supported by a multi-decade operating history, demonstrated network reliability, and an integrated service platform encompassing air cargo operations, maintenance, repair and overhaul, and aircraft support services across multiple subsidiary entities. These capabilities provide operational continuity and geographic coverage that management believes represent meaningful value within FedEx's feeder network. While the Company is cautiously optimistic regarding the outcome of renewal negotiations, we believe new agreements will be reached on terms favorable to the Company.

The dry-lease agreements may be terminated by FedEx or MAC and CSA at any time upon 90 days’ written notice, and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, each of the dry-lease agreements provides that FedEx may terminate the agreements upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreements) is derived from the services performed by it pursuant to the respective dry-lease agreements, FedEx becomes MAC or CSA’s only customer, or MAC or CSA employs fewer than six employees. As of the date of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The Company believes that the short-term nature of its agreements with FedEx is standard within the airfreight contract delivery service industry, where performance is measured on a daily basis.

As of March 31, 2026, MAC and CSA had an aggregate of 103 aircraft under its dry-lease agreements with FedEx. Included within the 103 aircraft, 5 Cessna Caravan, 2 SkyCourier, and 2 ATR aircraft are considered soft-parked. Soft-parked aircraft remain covered under our agreements with FedEx although at a reduced administrative fee compared to aircraft that are in operation. MAC and CSA continue to perform maintenance on soft-parked aircraft, but they are not crewed and do not operate on scheduled routes. In addition, 2 Cessna Caravan and 2 SkyCourier aircraft were considered hard-parked. Hard-parked aircraft are covered under the agreements with FedEx, do not receive an administrative fee, and do not operate scheduled routes but do receive a nominal storage fee.
Revenues from MAC and CSA’s contracts with FedEx accounted for approximately 35% and 39% of the Company’s consolidated revenue for the fiscal years ended March 31, 2026 and 2025, respectively. The loss of FedEx as a customer would have a material adverse effect on the Company. FedEx has been a customer of the Company since 1980. MAC and CSA are not contractually precluded from providing services to other parties and MAC occasionally provides third-party maintenance services to other airline customers.
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

MAC and CSA, together, operated the following FedEx-owned cargo aircraft, exclusively through dry leases for the last five years:

			Number of Aircraft as of March 31,
Type of Aircraft	Model Year	Form of Ownership	2026	2025	2024	2023	2022
Cessna Caravan 208B (single turbo prop)	1985-1996	Dry lease	67	68	71	61	54
Cessna SkyCourier 408 (twin turbo prop)[1]	2022-2023	Dry lease	14	12	11	4	0
ATR-42 (twin turbo prop)	1992	Dry lease	9	9	9	9	9
ATR-72 (twin turbo prop)	1992	Dry lease	9	10	10	10	9
ATR-72-600 (twin turbo prop)	2022-2023	Dry lease	4	4	4	1	0
			103	103	105	85	72
The Cessna Caravan 208B aircraft are maintained under an FAA Approved Aircraft Inspection Program (“AAIP”). The inspection intervals range from 100 to 200 hours. The current engine overhaul period on the Cessna aircraft is 8,000 hours.

The ATR-42 and ATR-72 aircraft are maintained under an FAA Part 121 continuous airworthiness maintenance program. The program consists of A and C service checks as well as calendar checks ranging from weekly to 12 years in duration. The engine overhaul period is 6,000 hours.

The Cessna Caravan 408 aircraft are maintained under an FAA AAIP. The inspection program consists of 400 to 5,600 flight hour checks and 18-month to 120-month calendar checks.

MAC and CSA operate in a niche market within a highly competitive contract cargo carrier market. MAC and CSA are two of eight carriers that operate within the U.S. as FedEx feeder carriers. MAC and CSA are benchmarked against the other six FedEx feeders based on safety, reliability, compliance with federal, state and applicable foreign regulations, price and other service-related measurements. The Company believes accurate industry data is not available to indicate the Company’s position within its marketplace (in large measure because all of the Company’s direct competitors are privately held), but management believes that MAC and CSA, combined, constitute the largest contract carrier of the type described.

FedEx conducts periodic audits of MAC and CSA, and these audits are an integral part of the relationship between the carrier and FedEx. The audits test adherence to the dry-lease agreements and assess the carrier’s overall internal control environment, particularly as related to the processing of invoices of FedEx-reimbursable costs. The scope of these audits typically extends beyond simple validation of invoice data against the third-party supporting documentation. The audit teams generally investigate the operator’s processes and internal control procedures. The Company believes satisfactory audit results are critical to maintaining its relationship with FedEx. The audits conducted by FedEx are not designed to provide any assurance with respect to the Company’s consolidated financial statements, and investors, in evaluating the Company’s consolidated financial statements, should not rely in any way on any such examination of the Company or any of its subsidiaries. The most recent audit, for the twelve months ended February 28, 2026, was completed successfully.

WASI, an aircraft repair station that began operating in 1986, is a certified FAA/EASA part 145 repair station (no. OWRF547L) and specializes in medium passenger regional jets, regional/commuter turboprops, cargo and other operators. It maintains a fully equipped engine shop with tooling and engine run stands. Services of WASI include inspections, contract maintenance, refurbishment, structural repairs and modifications, avionics, engine service refurbishment and upgrades.

Royal is an aircraft repair station and painting facility based at Hagerstown Regional Airport (HGR) in Maryland. Royal is a certified FAA/EASA Part 145 repair station (no. JZRR651K) specializing in maintenance, repair, and overhaul (MRO) services for regional air cargo and charter operators. Services include inspections, contract maintenance, structural repairs and modifications, avionics, aircraft painting and refurbishment, and engine service and upgrades.

The Company’s overnight air cargo operations are not materially seasonal.
1 MAC was specifically chosen to operate the first commercial revenue-service flight for the Cessna 408 SkyCourier in 2023.

Ground Support Equipment.
GGS, which comprises our ground support equipment segment, is located in Olathe, Kansas and manufactures, sells and services aircraft deicers and other specialized equipment sold to domestic and international passenger and cargo airlines, ground handling companies, the U.S. Air Force (“USAF”), airports and industrial customers. GGS’s product line includes aircraft deicers, scissor-type lifts, military and civilian decontamination units, flight-line tow tractors, glycol recovery vehicles and other specialized equipment. In the fiscal year ended March 31, 2026, sales of deicing equipment accounted for approximately 84% of GGS’s revenues, compared to 72% in the fiscal year ended March 31, 2025.
GGS designs and engineers its products. Components acquired from third-party suppliers are used in the assembly of its finished products and are sourced from a diverse supply chain. The primary components for mobile deicing equipment are the chassis (which is a commercial medium or heavy-duty truck), the fluid storage tank, a boom system, the fluid delivery system and heating equipment. The price of these components is influenced by raw material costs, principally high-strength carbon steels and stainless steel. GGS utilizes continuous improvements and other techniques to improve efficiencies and designs to minimize product price increases to its customers, to respond to regulatory changes, such as emission standards, and to incorporate technological improvements to enhance the efficiency of GGS’s products. Improvements have included the development of single operator mobile deicing units to replace units requiring two operators, a patented premium deicing blend system and a more efficient forced-air deicing system.

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

GGS sold a total of 24 and 15 deicers under the current contract with the USAF, including both GL 1800 and ER 2875 models, during the fiscal years ended March 31, 2026 and March 31, 2025, respectively, and all the units were accepted by the USAF. In May 2026, GGS received confirmed orders of 14 deicers for fiscal year 2027 and currently expects delivery of both GL1800 and ER 2875 models in the second quarter of fiscal year 2027.
GGS’s backlog consists of “firm” orders supported by customer purchase orders for the equipment sold by GGS. As of March 31, 2026, GGS’s backlog of orders was $0.6 million, all of which GGS expects to be filled in the fiscal year ending March 31, 2027. As of March 31, 2025, GGS’s backlog of orders was $14.3 million. The decrease in GGS's backlog year over year is a result of the timing of the annual USAF order, which was placed in May 2026. Backlog is not meaningful for the Company’s other reportable segments.

Commercial Aircraft, Engines and Parts.
Contrail, Jet Yard, AirCo, Worthington, Jet Yard Solutions, Air'Zona, and LGSS comprise the commercial aircraft, engines and parts segment of the Company.

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
Jet Yard and Jet Yard Solutions offer commercial aircraft storage, storage maintenance and aircraft disassembly/part-out services at facilities leased at the Pinal Air Park in Marana, Arizona. The prevailing climate in this area of Arizona provides conditions conducive to long-term storage of aircraft. Jet Yard Solutions is registered to operate a repair station under Part 145 of the regulations of the FAA. Jet Yard leases approximately 48.5 acres of land under a lease agreement with Pinal County, Arizona. Jet Yard was organized in 2014, entered into the lease in June 2016 and has maintained de minimis operations from formation through the date it was acquired by the Company. Effective January 1, 2021, Jet Yard subleased the aforementioned lease with Pinal County to Jet Yard Solutions.

AirCo operates an established business offering commercial aircraft parts sales, exchanges, procurement services, consignment programs and overhaul and repair services. Customers of AirCo include airlines and commercial aircraft leasing companies.

Worthington Aviation, like AirCo, operates an established business which supplies spare parts, repair programs and aircraft maintenance services to the global aviation community of regional and business aircraft fleets. Worthington offers a globally networked infrastructure and 24/7 support, ensuring fast delivery of spare parts and service, with operational presence in four strategic locations in the U.S., United Kingdom & Australia. In addition, Worthington operates two FAA and EASA Certificated repair stations. The Tulsa maintenance, repair and overhaul ("MRO") facility provides composite aircraft structures, repair and support services. As a strategic resource for flight control, exhaust system and line replacement components, Worthington offers a wide array of services for complex operations. At the Eagan, Minnesota-based Repair Station, Worthington repair services offers a wide range of capabilities for repair and overhaul of airframe, accessories and power plant components in support of external as well as internal sales.

Air'Zona is a full service fixed base operator, located on field at Kingman Airport (IGM) in Kingman, Arizona. It provides Jet A and 100LL fuel to customers along with supporting aircraft service and maintenance. LGSS delivers landing gear focused asset management and technical and commercial services worldwide. The revenues of Air'Zona and LGSS are not material to the Company's consolidated financial statements.

Commercial aircraft, engines and parts operations are not materially seasonal.

Digital Solutions.

WACD and AHT comprise the digital solutions segment of the Company's operations.

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

Regional Airline.

Rex, acquired on December 18, 2025, is an Australian aviation company that comprises the regional airline segment of the Company. Rex is Australia’s largest independent regional airline, serving regional and remote communities throughout all states in Australia. Rex commenced operations in 2002, when its predecessor, Australia wide Airlines Limited, acquired and combined the regional airline businesses of Hazelton Airlines and Kendell Airlines. The company was renamed Regional Express Holdings Limited and listed on the Australian Securities Exchange ("ASX") in 2005. Rex’s securities were suspended from trading upon Rex’s entry into voluntary administration in July 2024, and Rex was removed from the official list of the ASX in September 2025. Effective May 8, 2026, Regional Express Holdings Limited was renamed Regional Express Holdings Pty Ltd. See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report for additional information regarding the Acquisition and Rex’s voluntary administration.

Scheduled Passenger Services and Network. Rex operates a scheduled regional passenger network connecting Australia’s regional and remote communities with major metropolitan centers in Australia. As of March 31, 2026, Rex’s network served 53 destinations across all Australian states, comprising seven hub airports—Sydney, Melbourne, Adelaide, Brisbane, Cairns, Townsville and Perth—and 46 regional ports, with more than 1,000 scheduled flights per week. Rex is the sole scheduled airline operator on a substantial portion of the routes it serves. In addition to scheduled passenger services, Rex generates revenue from air freight carried on its scheduled network, charter services, ancillary passenger services and government subsidies.

Regulated Routes. Rex’s network includes nine regulated routes operated under contracts awarded by Australian state governments through competitive tenders: six regulated routes in Queensland awarded by the Queensland Department of Transport and Main Roads under contracts that commenced on January 1, 2022 and expire on December 31, 2026, subject to two one-year extension options exercisable by the State, and three regulated routes in Western Australia—Perth–Albany, Perth–Esperance and Perth–Carnarvon/Monkey Mia—under a deed of agreement that expires on June 30, 2028. Rex receives subsidy payments from the applicable state government with respect to certain of these regulated routes.

Fleet and Maintenance. Rex operates a fleet of 98 aircraft across five types of aircraft. The core fleet consists of 57 owned Saab 340B and 340B+ twin-engine turboprop aircraft—the world’s largest fleet of Saab 340 aircraft—of which approximately 33 were in active line service as of March 31, 2026, with the remainder in, or awaiting, heavy maintenance and engine overhaul under Rex’s fleet reactivation program. The remaining 41 aircraft comprise the training fleet of the Australian Airline Pilot Academy described below, consisting of Piper Warrior III, Cessna 172S and Piper Seminole training aircraft and a Beechcraft King Air aircraft. Rex performs heavy airframe maintenance at its maintenance base in Wagga Wagga, New South Wales and Adelaide in South Australia, and provides propeller maintenance and overhaul services through its subsidiary Australian Aero Propeller Maintenance Pty Ltd ("AAPM"), located in Dingley, Victoria, which holds approvals from the Civil Aviation Safety Authority of Australia ("CASA") and the European Aviation Safety Agency (EASA).

Pilot Training. Through the Australian Airline Pilot Academy and AAPA Victoria ("AAPA"), with campuses in Wagga Wagga, New South Wales and Ballarat, Victoria, Rex operates flight training facilities that train cadet pilots for Rex as well as cadets sponsored by international airlines. AAPA holds flight training approvals issued by CASA, Civil Aviation Authority of Vietnam (CAAV), Civil Aviation Administration of China (CAAC) and is registered to deliver training to overseas students under the Commonwealth Register of Institutions and Courses for Overseas Students ("CRICOS"). AAPA’s assets include the training fleet described above and flight simulators.

Competition. The Australian regional passenger aviation market is highly competitive. On competitive routes, Rex competes primarily with QantasLink, the regional brand of the Qantas group, and on certain routes with other regional operators, on the basis of schedule frequency and convenience, price, reliability and loyalty programs. Certain of Rex’s competitors are substantially larger than Rex and have significantly greater financial resources. On a substantial portion of its network, however, Rex is the sole scheduled operator, and Rex’s regulated routes are operated under contracts awarded through periodic competitive tenders.

Relationship with the Commonwealth of Australia. In connection with the Acquisition, Rex and the Commonwealth of Australia entered into amended and new credit facilities (the "Commonwealth Facilities") that, among other things, support the overhaul of engines and the reactivation of Rex’s Saab 340 fleet. Under the related financing arrangements, Rex has agreed to the "Rex Regional Commitments"—undertakings, for a minimum period of ten years on a commercially reasonable best-efforts basis, regarding, among other things, the minimum number of Saab 340 aircraft in operation in accordance with an agreed reactivation schedule, minimum weekly service levels on certain routes on which Rex is the sole operator, the frequency of profitable flights, advance notice and government engagement prior to exiting certain routes, and corporate governance matters. The Commonwealth Facilities are secured by security interests over substantially all of the assets of the Rex group. In addition, Rex’s retention of certain slots at Sydney Airport used for regional services has been supported by ministerial directions to the Sydney Airport slot manager issued in connection with the voluntary administration and the Acquisition. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report for additional information regarding the Commonwealth Facilities and the Rex Regional Commitments.

Refer to the Seasonality section included under Part II, Item 7 of this report for discussion over Rex's seasonal variations.
Unconsolidated Investments.
The Company has ownership interests in Crestone Asset Management, LLC (“CAM”), formerly known as Contrail Asset Management LLC, an aircraft capital joint venture called Crestone JV II LLC ("CJVII"), formerly known as Contrail JV II

LLC, Blue Crest Aviation Partners 2025-01 ("BCAP"), Bloomia Holdings, Inc. - NASDAQ: TULP ("Bloomia"), formerly known as Lendway, Inc. ("Lendway"), Cadillac Casting, Inc. ("CCI") and other smaller entities. The operations of these companies are not consolidated into the operations of the Company. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
CAM is a full-service aviation asset manager that invests in aircraft and engines on behalf of its capital partners, with a focus on current generation narrow-body aircraft approaching the end of their working lives. CAM draws on the expertise and capabilities of interrelated aviation specialists across Air T. CJVII is the investment fund that sits alongside CAM through which CAM acquires aircraft on behalf of its investors.
BCAP, launched in August 2025, is a joint venture to acquire mid-life commercial jet aircraft in lease back transactions with airlines around the world. BCAP leverages Air T's wider network of aviation services through CAM as the asset manager.
Bloomia is one of the largest producers of fresh-cut tulips in the United States, growing over 75 million stems annually for wholesale to retail stores.
CCI is an industry leader in ductile iron castings and a major high-volume supplier of engineered cast metal components, primarily serving major automakers. The company makes products such as engine exhaust manifolds, steering knuckles, and other cast components, primarily for the auto industry. As a full-service foundry, its work spans from initial design and prototyping all the way through the full product lifecycle.
Governmental Regulation.
The Company and its subsidiaries are subject to regulation by various governmental agencies.
The U.S. Department of Transportation (“DOT”) has the authority to regulate air service. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.
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
Jet Yard, Jet Yard Solutions, AirCo, WASI and Worthington, operate repair stations licensed under Part 145 of the regulations of the FAA. These certifications must be renewed annually, or in certain circumstances within 24 months. Certified repair stations are subject to periodic FAA inspection and audit. The repair station may not be relocated without written approval from the FAA.
Because of the extensive use of radio and other communication facilities in its aircraft operations, the Company is also subject to the Federal Communications Act of 1934, as amended.

The Company’s regional airline operations in Australia are subject to extensive regulation by Australian federal and state authorities. The Civil Aviation Safety Authority of Australia regulates civil aviation safety in Australia, including the certification and ongoing oversight of air operators, flight crew licensing, aircraft airworthiness, and maintenance and flight training organizations. Rex holds an Air Operator’s Certificate issued by CASA authorizing its airline and charter operations, together with associated maintenance approvals, and AAPA holds CASA flight training approvals. CASA may vary, suspend or cancel certificates and approvals for cause, and adverse regulatory action could restrict Rex’s operations. Rex is also subject to Australian aviation security requirements administered under the Aviation Transport Security Act 2004. Under current Australian regulations, passenger and baggage screening requirements are determined by reference to aircraft size, and the Saab 340 aircraft operated by Rex are below the threshold at which screening is required.

Access to Sydney Airport, Rex’s largest hub, is governed by a slot management scheme administered under the Sydney Airport Demand Management Act 1997, which provides certain protections for slots used for regional services within New South Wales. Rex’s regulated routes in Queensland and Western Australia are operated under contracts with, and subject to service-level and other requirements imposed by, the applicable state transport authorities. Rex’s consumer-facing operations are subject to the Australian Consumer Law and Australian privacy legislation, and its workforce arrangements are governed by the Australian Fair Work Act 2009, including the enterprise agreements described under Employees and Human Capital Resources below. In addition, in connection with the Acquisition and the Commonwealth Facilities, Rex is subject to the Rex Regional Commitments and related reporting obligations to the Commonwealth of Australia, as described under Part II, Item 7 of this report. Australian law is also phasing in mandatory climate-related financial disclosure requirements (AASB S2) for large Australian entities, which may apply to certain Rex entities in future periods and increase compliance costs.

Maintenance and Insurance.
The Company, through its subsidiaries, is required to maintain the aircraft it operates under the appropriate governmental regulatory bodies and manufacturer standards and regulations.
The Company has secured public liability and property damage insurance in excess of minimum amounts required by the DOT.
The Company maintains cargo liability insurance, workers’ compensation insurance and fire and extended coverage insurance for owned and leased facilities and equipment. In addition, the Company maintains product liability insurance with respect to injuries and loss arising from use of products sold and services provided.
Employees and Human Capital Resources.
As of March 31, 2026, the Company and its subsidiaries had approximately 1,666 full-time and full-time-equivalent employees, of which approximately 969 were employed by Rex in Australia and the remainder were employed by the Company's other consolidated subsidiaries, principally in the United States. No employees outside of Rex are represented by labor unions. Approximately 739 of Rex's employees are represented by five enterprise agreements. The Company believes that relations between Rex and the unions representing Rex employees, and between the Company's other subsidiaries and their respective employees are good.
The following table sets forth our employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of March 31, 2026:

Employee Group	Union Representatives	Approximate Number of Full-time Equivalent Employees	Stated Expiry
Aircraft Support Officers and Catering Offices	Transport Workers Union (TWU)	96	amendable 6/30/2029
Network Operations Controllers and Supervisors, Call Centre and Customer Service Staff - Airports	Australian Services Union / United Services Union (ASU/USU)	142	amendable 6/30/2025
Engineers	Australian Licensed Aircraft Engineers Association (ALAEA)	126	amendable 6/30/2025
Flight Attendants	Flight Attendants Association of Australia (FAAA)	127	amendable 6/30/2029
Pilots	Australian Federation of Air Pilots (AFAP)	248	amendable 6/30/2026

Under Australian law, an Enterprise Agreement (EA) that has passed its nominal expiry date continues to apply to covered employees until it is terminated or replaced by a successor agreement approved by the Fair Work Commission. As of March 31, 2026, two of Rex's five EAs, the Regional Express Airline Collective Agreement 2022–2025, negotiated with the Australian Services Union/United Services Union (ASU/USU), and the Regional Express Aircraft Engineers Agreement 2021–2025, negotiated with the Australian Licensed Aircraft Engineers Association (ALAEA), had passed their nominal expiry date of June 30, 2025. Both agreements remain in full force and effect and continue to govern the terms and conditions of employment of the covered employees pending approval of replacement agreements. The principal terms for replacement agreements have been reached and are in drafting.

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

Item 1A.    Risk Factors.

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
•We are exposed to foreign exchange rate fluctuations and, through our international operations, we may suffer losses as a result of adverse fluctuations in foreign currency exchange rates.

Risks Related to Rex

•We may not be able to successfully integrate Rex into our operations, including our financial reporting processes, which could adversely affect our business, results of operations, and financial condition.
•Rex operates in a highly regulated industry, and failure to comply with applicable laws and regulations could materially adversely affect our business.
•Rex’s ability to return its Saab 340 fleet to service depends on the availability of engine overhaul capacity, parts, and skilled labor, and failure to achieve fleet reactivation milestones could result in non-compliance with the Rex Regional Commitments and adverse consequences under the Commonwealth Facilities.
•Rex derives an important portion of its revenues and network position from state government regulated route contracts and protected airport slots that are subject to periodic re-tender, renewal, or expiration, and the loss of these arrangements could adversely affect Rex’s business.
•The Rex Acquisition involves risks related to voluntary administration proceedings in Australia and the DOCA structure, including uncertainties regarding liabilities, claims, obligations, and potential adverse impacts on customer and counterparty acceptance of Rex’s business following the proceedings.
•The recognition of a bargain purchase gain could increase scrutiny by investors and regulators, and could lead to disputes regarding valuations and assumptions.
•A significant portion of Rex’s revenues, expenses, assets, and liabilities may be denominated in Australian dollars, and fluctuations in exchange rates could adversely affect our reported results.
•We incurred and assumed significant obligations in connection with the Rex Acquisition, including obligations related to the Commonwealth Facility Agreement ("CFA") debt (the "CFA Debt"), and we may require additional liquidity to support Rex’s operations.
•Rex’s operating costs and revenues may be subject to volatility, and Rex may not be able to offset cost increases or revenue decreases through pricing or other measures.
•A substantial portion of Rex’s workforce is represented by labor unions under Enterprise Agreements, and labor disputes, work stoppages, or unsuccessful negotiations of replacement agreements could disrupt Rex’s operations and adversely affect our business and results of operations.
•Wage escalations and other cost-of-living adjustments under Rex’s Enterprise Agreements could increase Rex’s operating costs, and Rex may not be able to fully offset those increases through pricing or other measures.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information systems and computer technology to sophisticated and targeted measures known as advanced persistent threats and ransomware. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. A failure or breach in security could expose our company as well as our customers and suppliers to risks of misuse of information, compromising confidential information and technology, destruction of data, production disruptions, ransom payments, and other business risks which could damage our reputation, competitive position and financial results of our operations. Further, our technology resources may be strained due to an increase in the number of remote users. In addition, defending ourselves against these threats may increase costs or slow operational efficiencies of our business. If any of the foregoing were to occur, it could have a material adverse effect on our business and results of operations and financial condition.

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

The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of our products and services, and other parts and supplies sourced internationally or impact the cost of service providers located outside of the U.S., which in turn could negatively impact us.

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

We have a very concentrated stockholder base. As of March 31, 2026, our two largest stockholders beneficially owned or had the ability to direct the voting of shares of our Common Stock representing approximately 67% of the outstanding shares. As a result, these stockholders have the power to determine the outcome of substantially all matters submitted to our stockholders for approval, including the election of our board of directors. In addition, future sales by these stockholders of substantial amounts of our Common Stock, or the potential for such sales, could adversely affect the prevailing market price of our securities.

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

Although we qualify as a “controlled company,” we currently do not, and we do not expect to, rely on this exemption and we currently comply with, and we expect to continue to comply with, all relevant corporate governance requirements under the Nasdaq listing standards. However, if we were to utilize some or all of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq listing standards that relate to corporate governance.

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

Our overnight air cargo business is significantly dependent on a contractual relationship with FedEx Corporation (“FedEx”), the loss of which would have a material adverse effect on our business, results of operations and financial position. In the fiscal year ended March 31, 2026, 35% of our consolidated operating revenues, and 93% of the operating revenues for our overnight air cargo segment, arose from services we provided to FedEx. While FedEx has been our customer since 1980 under similar terms, our current agreements may be terminated by FedEx upon 90 days’ written notice and FedEx may at any time terminate the lease of any particular aircraft thereunder upon 10 days’ written notice. In addition, FedEx may terminate the dry-lease agreement with MAC or CSA upon written notice if 60% or more of MAC or CSA’s revenue (excluding revenues arising from reimbursement payments under the dry-lease agreement) is derived from the services performed by it pursuant to the respective dry-lease agreement, FedEx becomes its only customer, or either MAC or CSA employs less than six employees. As of the date of issuance of this report, FedEx would be permitted to terminate each of the dry-lease agreements under this provision. The loss of these contracts with FedEx would have a material adverse effect on our business, results of operations and financial position.

Our dry-lease agreements with FedEx subject us to operating risks.

Our dry-lease agreements with FedEx provide for the lease of specified aircraft by us in return for the payment of monthly rent with respect to each aircraft leased. The dry-lease agreements provide for the reimbursement by FedEx of our costs, without markup, incurred in connection with the operation of the leased aircraft for the following: fuel, landing fees, third-party maintenance, parts and certain other direct operating costs. Under the dry-lease agreements, certain operational costs incurred by us in operating the aircraft are not reimbursed by FedEx at cost, and such operational costs are borne solely by us. An increase in unreimbursed operational costs would negatively affect our results of operations.

Because of our dependence on FedEx, we are subject to the risks that may affect FedEx’s operations.

We derive a significant portion of our revenue from business with FedEx. Accordingly, adverse developments affecting FedEx or its transportation network could adversely affect our business, results of operations, financial condition and cash flows. FedEx’s periodic reports filed with the SEC, including its Annual Report on Form 10-K for the fiscal year ended May 31, 2025 and subsequent Quarterly Reports on Form 10-Q, describe risks relating to macroeconomic and geopolitical conditions, trade policies, fuel prices and availability, network and technology disruptions, labor and transportation regulation, competition, and weather or other disruptions affecting transportation infrastructure. If any of those risks adversely affect FedEx, our business with FedEx may also be adversely affected.

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
Any of these events may adversely affect the value of the engine, unless and until remedied, and reduce our revenues and increase our expenses. If an engine is damaged during a lease and we are unable to recover from the lessee or through insurance, we may incur a loss.

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

Export/import regulations. The U.S. Department of Commerce (the “Commerce Department”) regulates exports. We are subject to the Commerce Department’s and the U.S. Department of State’s regulations with respect to the lease and sale of engines and aircraft to foreign entities and the export of related parts. These Departments may, in some cases, require us to obtain export licenses for engines exported to foreign countries. The U.S. Department of Homeland Security, through the U.S. Customs and Border Protection, enforces regulations related to the import of engines and aircraft into the U.S. for maintenance or lease and imports of parts for installation on our engines and aircraft.

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

Our legal rights and the relative difficulty of repossession vary significantly depending on the jurisdiction in which an aircraft or engines are located. We may need to obtain a court order or consents for de-registration or re-export, a process that can differ substantially from country to country. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may also apply. For example, certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease, to assign it to a third party, or to entitle the lessee or another third party to retain possession of the aircraft or engines without paying lease rentals or performing all or some of the obligations under the relevant lease. Certain of our lessees may be partially or wholly-owned by government-related entities, which can further complicate our efforts to repossess our aircraft or engines in that government’s jurisdiction. If we encounter any of these difficulties, we may be delayed in, or prevented from, enforcing certain of our rights under a lease and in re-leasing the affected aircraft or engines.

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

In the normal course of their businesses, our lessees are likely to incur aircraft and engine liens that secure the payment of airport fees and taxes, custom duties, Eurocontrol and other air navigation charges, landing charges, crew wages, and other liens that may attach to our aircraft. Aircraft may also be subject to mechanic’s liens as a result of routine maintenance performed by third parties on behalf of our customers. Some of these liens can secure substantial sums, and if they attach to entire fleets of aircraft, as permitted for certain kinds of liens, they may exceed the value of the aircraft itself. Although the financial obligations relating to these liens are the contractual responsibility of our lessees, if they fail to fulfill their obligations, the liens may ultimately become our financial responsibility. Until they are discharged, these liens could impair our ability to repossess, re-lease or sell our aircraft or engines. In some jurisdictions, aircraft and engine liens may give the holder thereof the right to detain or, in limited cases, sell or cause the forfeiture of the aircraft. If we are obliged to pay a large amount to discharge a lien, or if we are unable to take possession of our aircraft subject to a lien in a timely and cost-effective manner, it could materially and adversely affect our financial results.

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

We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business. Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and operation of aircraft operated in the U.S. and equivalent regulatory agencies in other countries, such as the EASA in Europe, regulate aircraft operated in those countries. With the aircraft, engines and related parts that we purchase, lease and sell to our customers, we include documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. With respect to a particular engine or engine component, we utilize FAA and/or EASA certified repair stations to repair and certify engines and components to ensure marketability. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, certain product sales to foreign countries require approval or licensing from the U.S. government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

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

The ability of Air T Funding to pay amounts due to holders of the Trust Preferred Securities is solely dependent upon the Company making payments on the Junior Subordinated Debentures as and when required. All obligations of the Company under the Guarantee, the Junior Subordinated Debentures and other documents are unsecured and rank subordinate and junior in right of payment to all current and future Senior and Subordinated Debt, the amount of which is unlimited. As of March 31, 2026, the aggregate outstanding Senior and Subordinated Debt of the Company was approximately $38.7 million. None of the Indenture, the Guarantee or the Trust Agreement places any limitation on the amount of secured or unsecured debt, including Senior and Subordinated Debt that may be incurred by the Company or its subsidiaries. Further, there is no limitation on the Company’s ability to issue additional Junior Subordinated Debentures in connection with any further offerings of Trust Preferred Securities, and such additional debentures would rank pari passu with the Junior Subordinated Debentures. Furthermore, payment of amounts due on the Junior Subordinated Debentures could adversely affect the Company’s cash flow and liquidity and financial condition.

The Company's option to extend the interest payment period could delay interest payments on the Trust Preferred Securities.

So long as no Debenture Event of Default (as defined herein) has occurred and is continuing, at any time on or after, June 7, 2024, the Company has the right under the Indenture to defer the payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters with respect to each Extension Period, provided that no Extension Period may extend beyond the Stated Maturity of the Junior Subordinated Debentures. As a consequence of any such deferral, quarterly Distributions on the Trust Preferred Securities by Air T Funding will be deferred (and the amount of Distributions to which holders of the Trust Preferred Securities are entitled will accumulate additional amounts thereon at the rate of 8% per annum, compounded quarterly, from the relevant payment date for such Distributions, to the extent permitted by applicable law) during any such Extension Period. During any such Extension Period, the Company will be prohibited from making certain payments or distributions with respect to the Company’s capital stock (including dividends on or redemptions of common or preferred stock) and from making certain payments with respect to any debt securities of the Company that rank pari passu with or junior in interest to the Junior Subordinated Debentures; however, the Company will NOT be restricted from (a) paying dividends or distributions in Common Stock of the Company, (b) redeeming rights or taking certain other actions under a stockholders’ rights plan, (c) making payments under the Guarantee or (d) making purchases of Common Stock generally or related to the issuance of Common Stock or rights under any of the Company’s benefit plans for its directors, officers or employees. Further, during an Extension Period, the Company would have the ability to continue to make payments on Senior and Subordinated Debt. As of March 31, 2026, the aggregate outstanding Senior and Subordinated Debt of the Company was approximately $38.7 million. Prior to the termination of any Extension Period, the Company may further extend such Extension Period provided that such extension does not cause such Extension Period to exceed 20 consecutive quarters or to extend beyond the Stated Maturity. Upon the termination of any Extension Period and the payment of all interest then accrued and unpaid (together with interest thereon at the annual rate of 8%, compounded quarterly, to the extent permitted by applicable law), the Company may elect to begin a new Extension Period subject to the above requirements. There is no limitation on the number of times that the Company may elect to begin an Extension Period.

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

A “Tax Event” means the receipt by the Company and Air T Funding of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the U.S. or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or such pronouncement or decision is announced on or after the original issuance of the Trust Preferred Securities, there is more than an insubstantial risk that (i) Air T Funding is, or will be within 90 days of the date of such opinion, subject to U.S. federal income tax with respect to income received or accrued on the Junior Subordinated Debentures, (ii) interest payable by the Company on the Junior Subordinated Debentures is not, or within 90 days of such opinion, will not be, deductible by the Company, in whole or in part, for U.S. federal income tax purposes, or (iii) Air T Funding is, or will be within 90 days of the date of the opinion, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

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

Risks Related to Rex

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

Rex’s ability to return its Saab 340 fleet to service depends on the availability of engine overhaul capacity, parts, and skilled labor, and failure to achieve fleet reactivation milestones could result in non-compliance with the Rex Regional Commitments and adverse consequences under the Commonwealth Facilities.

A significant portion of Rex’s owned Saab 340 fleet was out of service at the time of the Acquisition pending heavy maintenance and engine overhauls, and Rex’s operating plan depends on returning aircraft to service on an anticipated schedule. The fleet reactivation program requires, among other things, the timely availability of engine maintenance, repair and overhaul capacity from third-party providers, serviceable engines and parts, and licensed aircraft maintenance engineers, pilots, and other skilled personnel, each of which is in limited supply and subject to intense competition from larger carriers. Unscheduled engine removals and other unplanned maintenance events can reduce the number of aircraft in service at any given time. In addition, the Saab 340 is no longer in production, which may constrain the long-term availability of parts, engines, and third-party support for Rex’s fleet. Under the Rex Regional Commitments associated with the Commonwealth Facilities, Rex has committed, on a commercially reasonable best-efforts basis, to operate minimum numbers of Saab 340 aircraft in accordance with an agreed schedule that increases over time and to maintain minimum weekly service levels on certain routes on which Rex is the sole operator. If Rex fails to maintain compliance with the Rex Regional Commitments and a resulting event of default occurs, interest would accrue on the Commonwealth Term Loan at 2.00% per annum, the interest rate under the New Facility Agreement would increase by 2.00% per annum during the period of non-compliance, and the Commonwealth could exercise remedies under the Commonwealth Facilities and related security arrangements, which are secured by security interests over substantially all of the assets of the Rex group. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, and cash flows.

Rex derives an important portion of its revenues and network position from state government regulated route contracts and protected airport slots that are subject to periodic re-tender, renewal, or expiration, and the loss of these arrangements could adversely affect Rex’s business.

Rex operates six regulated routes in Queensland under contracts with the Queensland Department of Transport and Main Roads that expire on December 31, 2026, subject to extension options exercisable by the State, and three regulated routes in Western Australia under a deed of agreement that expires on June 30, 2028. These contracts are awarded through periodic competitive tenders, and certain of them carry government subsidy payments. There can be no assurance that Rex will retain these contracts upon re-tender or that any renewed contracts will be on terms as favorable as existing terms. In addition, Rex’s retention of certain slots at Sydney Airport used for regional services has been supported by ministerial directions to the Sydney Airport slot manager; if these protections lapse and Rex is unable to satisfy applicable slot usage requirements while portions of its fleet remain out of service, Rex could lose slots that are important to its network. The loss of regulated route contracts, reductions in government subsidies, or the loss of protected slots could materially adversely affect Rex’s revenues and results of operations and its ability to comply with the Rex Regional Commitments.

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

A bargain purchase gain results when the estimated fair value of net assets acquired exceeds the consideration transferred. In connection with the Rex Acquisition, the Company recognized a bargain purchase gain based on the current acquisition-date fair value determinations subject to change during the measurement period. Determining fair value involves significant judgments and estimates, including assumptions regarding future cash flows, discount rates, market multiples, and other inputs. If the valuations, assumptions, or accounting judgments used in the final purchase price allocation are challenged by investors, regulators, or other parties, our reported results, reputation, and investor perceptions could be adversely affected.

Risks Related to Foreign Operations, Currency, and Financing Exposure

A significant portion of Rex’s revenues, expenses, assets, and liabilities may be denominated in Australian dollars, and fluctuations in exchange rates could adversely affect our reported results.

To the extent Rex’s revenues, expenses, assets, and liabilities are denominated in Australian dollars, changes in exchange rates between the Australian dollar and the U.S. dollar may affect the Company’s reported revenues, expenses, and cash flows, and may create volatility in our consolidated financial statements. We may not be able to effectively mitigate currency-related impacts.

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

Rex may be exposed to volatility in certain operating costs and revenues that can be difficult to predict and mitigate. In particular, jet fuel is one of Rex’s largest operating costs; jet fuel prices are volatile, are influenced by global crude oil prices, refining margins, and geopolitical events, and are denominated in U.S. dollars. Rex does not currently hedge its fuel price or related currency exposure, and certain competitors that maintain fuel hedging programs may have a relative cost advantage during periods of elevated fuel prices. If Rex is unable to offset increases in operating costs through pricing, surcharges, cost reductions, or other measures, or if Rex is unable to mitigate revenue decreases through pricing, volume, or other initiatives, its operating results could be adversely affected, which could materially adversely affect the Company’s consolidated results.

A substantial portion of Rex's workforce is represented by labor unions under Enterprise Agreements, and labor disputes, work stoppages, or unsuccessful negotiations of replacement agreements could disrupt Rex's operations and adversely affect our business and results of operations.

As of March 31, 2026, approximately 739 of Rex's 969 employees, or approximately 76% of Rex's workforce, were covered by one of five Enterprise Agreements ("EBAs") negotiated under the Australian Fair Work Act 2009 with the Transport Workers Union, the Australian Services Union / United Services Union, the Australian Licensed Aircraft Engineers Association, the Flight Attendants Association of Australia, and the Australian Federation of Air Pilots. Rex's pilots, flight attendants, aircraft engineers, network operations and call center personnel, and ground services personnel are each represented by one of these unions.

As of March 31, 2026, two of Rex's five EBAs — the Airline Collective Agreement covering ASU/USU-represented employees, and the Aircraft Engineers Agreement covering ALAEA-represented employees — had passed their nominal expiry dates and remained in effect pending the approval of replacement agreements. In-principle agreements to replace each of those EBAs had been reached and were in drafting at the date of this Report, but no assurance can be given that either replacement agreement will be approved by the Fair Work Commission on the contemplated terms or within the contemplated timeframe. In addition, the Pilots' Agreement covering AFAP-represented pilots has a nominal expiry date of June 30, 2026, and negotiations for a replacement agreement had commenced as of the date of this Report.

If Rex is unable to negotiate replacement EBAs on acceptable terms, or if Rex experiences a labor dispute, strike, work stoppage, slowdown, or other industrial action involving any of its represented employee groups, Rex's ability to operate flights on its scheduled routes and to meet its obligations to passengers, customers, and counterparties (including under the Commonwealth Facility Agreement and related Rex Regional Commitments) could be materially impaired. Pilots, aircraft engineers, and flight attendants are highly specialized and difficult to replace, and Rex may not be able to recruit replacement personnel quickly or on acceptable terms in the event of any extended labor disruption. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, cash flows, and reputation.

Wage escalations and other cost-of-living adjustments under Rex's Enterprise Agreements could increase Rex's operating costs, and Rex may not be able to fully offset those increases through pricing or other measures.

Each of Rex's EBAs provides for scheduled annual wage increases over the term of the agreement, with a contractual catch-up mechanism that applies the greater of the Australian Consumer Price Index or the applicable industry Award Percentage, up to a stated ceiling. Inflationary conditions in Australia, including Australian CPI levels that have at times exceeded the contractual floor, could result in wage increases at or near the contractual ceiling for one or more agreements. In addition, certain replacement EBAs that were approved in the period leading up to and shortly after our fiscal year end include enhancements beyond base-salary increases, including, in the case of the ALAEA Aircraft Engineers Agreement, increased overtime payments and additional leave for seven-day shift workers.

Labor costs represent a significant portion of Rex's total operating costs. If Rex is unable to fully offset increased labor costs through ticket pricing, cost reductions in other areas, productivity improvements, or other measures, including under the route-and-service commitments associated with the Commonwealth Facility Agreement, Rex's operating margins, cash flows, and results of operations could be adversely affected, which could in turn adversely affect the Company's consolidated results.
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

To effectively prevent, detect, and respond to cybersecurity threats, the Company employs a multi-faceted cybersecurity risk management program supervised by our Vice President, Technology, who reports directly to our CEO. The Vice President, Technology is responsible for leading our enterprise cybersecurity strategy. This responsibility includes establishing processes designed to prevent and monitor potential cybersecurity risks, assessing potential cybersecurity incidents, implementing mitigation measures, and maintaining the cybersecurity program itself. We do this so that we can continuously enhance our cybersecurity capabilities and strengthen our defensive posture.

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

Cybersecurity risk management is an integral part of overall enterprise risk management. As part of its enterprise risk management efforts, the Board of Directors meets with the executive leadership team to assess and respond to critical business risks. These assessments include a review of our cybersecurity programs, as well as an overview of trending cyber threats based on industry intelligence and potential mitigation strategies. Performing these assessments regularly enables the Company to determine key business objectives and the IT assets and capabilities needed to achieve them. In addition, the assessments also provide the executive leadership and the Board of Directors an understanding of the Company’s security landscape and allows it to prepare to respond to threats. Cybersecurity threats continue to be identified as one of the Company’s significant risks, with our Vice President, Technology assigned as the risk owner. Our Vice President, Technology has developed expertise in cybersecurity and compliance, enterprise architecture and road mapping, data analytics and customer service through his twenty years of experience in the information technology space. He holds a Bachelor's degree from the University of North Carolina, Charlotte.

Governance

The Board of Directors has delegated primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee. The Audit Committee serves and functions as the Board of Directors' primary oversight body to monitor the Company’s cybersecurity and related information technology risks. The Audit Committee receives periodic updates from the Vice President, Technology on the Company’s policies, processes, procedures, and any significant development related to the identification, mitigation and remediation of cybersecurity risks. The Audit Committee ensures that the Vice President, Technology provides to the Board of Directors annual updates on our cybersecurity and information technology risk. These annual updates include topics related to our cybersecurity programs and mitigation strategies, trends in cybersecurity, and other cybersecurity-related developments.

We may engage third-party advisors to monitor threats and to scan for vulnerabilities. When a cybersecurity threat or incident is identified by our third-party advisor, it is reported directly to our Vice President, Technology. The Vice President, Technology in conjunction with professionals throughout the organization, including information technology specialists, accountants, and lawyers, determine severity and response, then manage it to conclusion in accordance with our cybersecurity incident response processes. We may engage third party advisors as part of our incident response processes to assist with digital forensics among other efforts. The Vice President, Technology, together with the cross-functional team, report material or potentially material incidents to our executive leadership and the Audit Committee. The Vice President, Technology provides further updates regarding root causes and remediation efforts. In the event the Company determines it has experienced a material cybersecurity incident, the Board of Directors is notified.

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

The Company continuously monitors the risk associated with its third-party service providers. The Company mandates that our key third-party service providers undergo an annual SOC 1 audit, which assists in identifying risks from cybersecurity threats. In cases where a waiver is granted, the Company ensures that alternative measures are in place to maintain rigorous oversight. The Company reviews all SOC 1 audit reports to ensure our third-party service providers are maintaining adequate IT security and business process controls. This review process is part of our commitment to confirming that these third-party service providers are safeguarding our operations and data integrity.

We have not identified any cybersecurity threats during the last two fiscal years that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. Please refer to our Risk Factors in Item 1A for more information on the risks associated with cybersecurity attacks.

Item 2.    Properties.
The Company owns 5 acres and a 13,000 square foot office building in Denver, North Carolina, which houses the operations of MAC, and a 55,000 square foot office building in St. Louis Park, Minnesota that is partially leased to tenants and is the location of the Company's Minnesota executive office. The Company leases 5,000 square feet of office space in Charlotte, North Carolina to accommodate Air T's operations. The lease will expire on November 30, 2028 with the option to extend the lease for one additional three year term.
The Company leases 2,000 square feet of office space and 5,000 square feet of hangar space at the Ford Airport in Iron Mountain, Michigan. CSA’s operations are headquartered at these facilities which are leased from a third party under an annually renewable agreement.
The Company leases 53,000 square feet of an aircraft maintenance facility located in Kinston, North Carolina under an agreement that extends through January 2028, with the option to extend the lease for three additional five-year periods thereafter. The rental rate under the lease increases by increments for each of the five-year renewal periods.
The Company leases 21,000 square feet of hangar space at Rafael Hernández Airport in Puerto Rico. The lease expires on August 31, 2029.
GGS leases a 113,000 square foot production facility in Olathe, Kansas. The lease expires on August 31, 2029.
Contrail leases a 21,000 square foot facility in Verona, Wisconsin from a related party. See Note 14 “Related Party Matters” of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. The lease expires on July 17, 2026. On May 7, 2026, Contrail entered into an agreement to extend the current lease for an additional three years through June 30, 2029, with the option to extend the lease for two additional one-year periods thereafter.
CAM leases 4,000 square feet of office space located in Glendale, Colorado. The lease expires in August 2027.
Jet Yard leases 49 acres of land from Pinal County at the Pinal Air Park in Marana, Arizona. The lease expires in May 2046, though Jet Yard has an option to renew the lease for an additional 30-year period (though approximately 3 acres of the leased premises may be terminated by Pinal County upon 90 days’ notice). The lease agreement permits Pinal County to terminate the lease if Jet Yard fails to make substantial progress toward the construction of facilities on the leased premises in phases in accordance with a specified timetable. On May 27, 2020, Pinal County and Jet Yard entered into the first amendment to the lease agreement in which Pinal County agreed to the terms of Jet Yard's ground hardening civil improvement project ("ground hardening improvements") on areas under lease to improve its aircraft parking facilities. Starting in fiscal 2021, Jet Yard subleased the aforementioned lease along with the ground hardening improvements to Jet Yard Solutions.
DSI leases 12,000 square feet of space in a building located in Mississauga, Canada. The lease expires on July 31, 2028.

Worthington and AirCo lease 42,000 square feet of a facility in Eagan, Minnesota. The lease for this facility expires in April 2027. Worthington has a lease in Tulsa, Oklahoma, which is approximately 23,000 square feet and expires in January 2027.

WASI subleases 54,000 square feet of land and facilities located at Branson National Airport, Springfield, Missouri. The lease expires on January 30, 2028 with an option to renew for two additional and consecutive five year terms plus an additional and consecutive term ending on May 5, 2039.

Rex leases office space totaling 3,000 square meters in Mascot, New South Wales, Australia. The lease expires on June 30, 2026 with an option to renew for one additional two year term. In February 2026, Rex entered into a new lease for office space totaling 1,000 square meters in Mascot, New South Wales, Australia, commencing on June 1, 2026. The lease has a term of seven years, with an option to renew for one additional five-year term. Rex owns freehold land, buildings and training facilities at Wagga Wagga, New South Wales, which serve as the campus of AAPA’s Wagga Wagga academy and Rex’s heavy maintenance base, and owns freehold training facilities in Ballarat, Victoria, used by AAPA’s Ballarat campus. Rex also leases hangar, terminal, office and other operational space at airports across its network, including at Sydney and Adelaide airports, at prevailing market terms.
As of March 31, 2026, the Company leased hangar, maintenance and office space from third parties at a variety of other locations, at prevailing market terms.
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
As of March 31, 2026, the approximate number of holders of record of the Company’s common stock was 140.
The Company has not paid any cash dividends since 2014.
On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 shares (adjusted to 1,125,000 shares after the stock split on June 10, 2019) of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. The Company purchased 1,264 shares pursuant to this authorization during the fiscal year ended March 31, 2026. As of March 31, 2026, 750,964 shares may be repurchased pursuant to this program.
The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this report under the heading “Equity Compensation Plan Information”.

Purchases of shares of Common Stock during the fourth quarter are described below:

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Jan 31, 2026	—	$—	—	752,228
Feb 1 - Feb 28, 2026	—	$—	—	752,228
Mar 1 - Mar 31, 2026	1,264	$22.00	1,264	750,964
As of March 31, 2026, the Company did not sell any equity securities within the past three years that were not registered under the Securities Act.
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
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues; and
•Regional airline, which provides scheduled regional passenger, freight and charter airline services and pilot training in Australia, operating a fleet of Saab 340 aircraft serving regional communities and connecting passengers to major metropolitan centers.
The Company additionally has a central corporate function that acts as the capital allocator and resource for other consolidated businesses, referred to as Corporate and other. Further, Corporate and other also comprises insignificant businesses and business interests.
On December 18, 2025, the Company introduced a new reportable segment, regional airline. This new segment includes all reportable activities of the Company's most recent acquisition, Regional Express Holdings Pty Ltd ("Rex"), as discussed in Note 2.
Each business segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our business segments based on operating income (loss) and Adjusted EBITDA.
Recent Events
On December 18, 2025, the Company, through its indirect wholly owned subsidiary Air T Rex Acquisition, Inc., completed the Acquisition of all of the outstanding capital stock of Rex. The Acquisition was completed pursuant to a share purchase agreement in the context of Rex’s voluntary administration proceedings in Australia, which commenced on July 30, 2024, and the related Deed of Company Arrangement ("DOCA") process. The Acquisition represents a significant transaction for the Company and is expected to meaningfully affect the Company’s business, including expanding the Company’s operating footprint into Australia and adding a regulated regional airline operation to the Company’s portfolio. The Company expects that integrating Rex will require significant management attention and the coordination of operational oversight, safety and regulatory compliance, governance, and financial reporting processes and controls across jurisdictions, and may involve additional costs and complexity.

Rex’s results of operations have been included in the Company’s consolidated financial statements only for the period from December 18, 2025 through March 31, 2026. As a result, the Company’s operating results for the year ending March 31, 2026 reflect only a short stub period of Rex operations and do not reflect the full-period impact of the Acquisition on the Company’s operating results, cash flows, or financial condition, and period-to-period comparisons may not be indicative of the ongoing operating results of Rex or the combined Company in future periods.

The Company recognized a $111.2 million non-cash bargain purchase gain in fiscal 2026 based on the current purchase price allocation for the Rex Acquisition on December 18, 2025. The gain reflects the excess of the acquisition-date fair value of the net assets acquired over the consideration transferred and is subject to change over the measurement period. The bargain purchase gain does not represent cash generated by Rex or operating income from Rex’s business. See “Non-Operating Income (Expense)” below and Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
Unconsolidated Investments.
The Company has ownership interest in Crestone Asset Management, LLC, formerly known as Contrail Asset Management LLC, an aircraft capital joint venture called Crestone JV II LLC, formerly known as Contrail JV II LLC, Blue Crest Aviation Partners 2025-01 ("BCAP"), Bloomia Holdings, Inc. - NASDAQ: TULP ("Bloomia"), formerly known as Lendway, Inc. ("Lendway"), Cadillac Casting, Inc. ("CCI") and other smaller entities. The operations of these companies are not consolidated into the operations of the Company. See Note 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report.
CAM is a full-service aviation asset manager that invests in aircraft and engines on behalf of its capital partners, with a focus on current generation narrow-body aircraft approaching the end of their working lives. CAM draws on the expertise and capabilities of interrelated aviation specialists across Air T. CJVII is the investment fund that sits alongside CAM through which CAM acquires aircraft on behalf of its investors.
BCAP launched in August 2025 as a joint venture to acquire mid-life commercial jet aircraft in lease back transactions with airlines around the world. BCAP leverages Air T's wider network of aviation services through CAM as the asset manager.
Bloomia is one of the largest producers of fresh-cut tulips in the United States, growing over 75 million stems annually for wholesale to retail stores.
CCI is an industry leader in ductile iron castings and major high-volume supplier of engineered cast metal components, primarily serving major automakers. The company makes products such as engine exhaust manifolds, steering knuckles, and other cast components, primarily for the auto industry. As a full-service foundry, its work spans from initial design and prototyping all the way through the full product lifecycle.

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
•The impact of any terrorist activities or armed conflict on U.S. soil or abroad;
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
•The risk that Rex may be unable to return aircraft to service on anticipated timelines, to retain regulated route contracts and protected airport slots, or to maintain compliance with the Rex Regional Commitments under the Commonwealth Facilities;
•The risk that the bargain purchase gain recognized in connection with the Rex acquisition may increase scrutiny by investors, regulators, creditors, or other parties regarding the valuation assumptions and accounting judgments used in determining the purchase price allocation and bargain purchase gain;
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

Results of Operations
Fiscal 2026 vs. 2025
Operating Revenue
Consolidated revenue increased by $35.2 million (12%) to $327.1 million for the fiscal year ended March 31, 2026 compared to the prior fiscal year. Growth was driven by the inclusion of approximately one quarter of operations of Rex following its acquisition on December 18, 2025, strong demand in ground support equipment, and gains across overnight air cargo and digital solutions, partially offset by a decline in our commercial aircraft, engines and parts segment revenue, reflecting the adjustment of Contrail's trading activity from an elevated prior-year baseline.
The following table details revenue for our five segments, gross of intercompany (in thousands):

	Year Ended March 31,		Change
	2026	2025
Mountain Air Cargo, Inc.	$101,487	$101,705	$(218)	—%
CSA Air, Inc.	13,945	14,283	(338)	(2)%
Worldwide Aircraft Services, Inc.	11,761	8,923	2,838	32%
Royal Aircraft Services, LLC	1,494	—	1,494	Newly Acquired May 15, 2025
Overnight Air Cargo	128,687	124,911	3,776	3%
Contrail Aviation Support, LLC	30,934	70,376	(39,442)	(56)%
AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC	2,160	3,257	(1,097)	(34)%
Worthington Aviation, LLC	41,042	33,279	7,763	23%
Jet Yard, LLC and Jet Yard Solutions, LLC	9,506	7,032	2,474	35%
Air'Zona Aircraft Services, Inc.	1,659	2,088	(429)	(21)%
Landing Gear Support Services, Inc.	4,608	3,380	1,228	36%
Commercial Aircraft, Engines and Parts	89,909	119,412	(29,503)	(25)%
Global Ground Support, LLC	47,185	38,940	8,245	21%
Ground Support Equipment	47,185	38,940	8,245	21%
Ambry Hill Technology, LLC	937	940	(3)	—%
WorldACD Market Data B.V.	8,160	6,328	1,832	29%
Digital Solutions	9,097	7,268	1,829	25%
Regional Express Holdings Pty Ltd	55,314	—	55,314	Newly Acquired December 18, 2025
Regional Airline	55,314	—	55,314	Newly Acquired December 18, 2025
Reportable segments total	330,192	290,531	39,661	14%
Corporate and Other	5,074	3,570	1,504	42%
Intersegment eliminations	(8,176)	(2,251)	(5,925)	263%
Consolidated Air T, Inc.	$327,090	$291,850	$35,240	12%
Overnight Air Cargo

Revenues from the overnight air cargo segment for the fiscal year ended March 31, 2026 increased by $3.8 million (3%) compared to the prior fiscal year.

The increase was driven by WASI and Royal. Royal was a new acquisition in May 2025, driving an additional $1.5 million in revenue with no prior-year comparable. WASI experienced an increase in revenue of $2.8 million, driven by increases in labor revenue from expanded third-party maintenance activity and project-based revenue. Revenues at MAC and CSA remained relatively consistent with the prior year.

Commercial Aircraft, Engines and Parts

The commercial aircraft, engines and parts segment contributed $89.9 million of revenues in the fiscal year ended March 31, 2026 compared to $119.4 million in the prior fiscal year, which is a decrease of $29.5 million (25%).

The decrease was largely attributable to a $38.8 million decrease in component sales at Contrail. The prior year reflected an elevated level of trading activity not expected to recur at that level in the foreseeable future.

The decrease in revenue at Contrail was partially offset by activity at the other companies in this segment. Most notably, Worthington increased by $7.8 million, or 23%, to $41.0 million, reflecting MRO volume growth and expansion in Australia. Revenue at LGSS increased by $1.2 million, or 36%, to $4.6 million, driven by a brokered landing gear sale and incremental lease revenue. Jet Yard Companies won new major projects and additional off-site teardown projects.

Ground Support Equipment

The ground support equipment segment contributed approximately $47.2 million and $38.9 million to the Company’s revenues for the fiscal years ended March 31, 2026 and 2025, respectively, representing an $8.2 million (21%) increase in the current fiscal year. Revenue growth reflected new and expanded deicing contracts and catering equipment sales. These increases were partially offset by lower overhaul revenue.
At March 31, 2026, the ground support equipment segment’s order backlog was $0.6 million compared to $14.3 million at March 31, 2025, driven by the timing of the annual USAF, which was placed in May 2026 of the current fiscal year.

Digital Solutions

The digital solutions segment contributed $9.1 million of revenues in the fiscal year ended March 31, 2026 compared to $7.3 million in the prior fiscal year, an increase of $1.8 million (25%).

Revenue at WorldACD increased $1.8 million, or 29%, to $8.2 million, reflecting growth in data analytics and airspace management engagements.
Revenue at Ambry Hill Technology, LLC remained flat at $0.9 million with annual recurring revenue at $1.1 million at March 31, 2026.

Regional Airline

Regional airline revenues were $55.3 million, representing the contribution of Rex for the period from its acquisition date of December 18, 2025 through March 31, 2026. There is no prior-year comparable. Revenue consisted of passenger revenue, ancillary fees, freight and charter, and government subsidy income.

Operating Income (Loss)
Consolidated segment operating results decreased by $13.1 million from $1.9 million of income in the prior fiscal year to a loss of $11.2 million for the year ended fiscal year ended March 31, 2026. The decline was driven principally by the initial consolidation of Rex, which contributed an operating loss of $14.2 million for the period from December 18, 2025 through March 31, 2026, and a $4.0 million increase in Corporate and Other operating losses. These were partially offset by a $5.3 million increase in GGS operating income and an increase of $1.6 million in operating income at WASI.
Following is a table detailing operating income (loss) by segment during the fiscal year ended March 31, 2026 compared to the same period in the prior fiscal year (in thousands):

	Year Ended March 31,		Change
	2026	2025
Mountain Air Cargo, Inc.	$3,688	$4,977	$(1,289)	(26)%
CSA Air, Inc.	757	839	(82)	(10)%
Worldwide Aircraft Services, Inc.	1,959	404	1,555	385%
Royal Aircraft Services, LLC	(215)	—	(215)	Newly Acquired May 15, 2025
Overnight Air Cargo	6,189	6,220	(31)	—%
Contrail Aviation Support, LLC	9,870	11,343	(1,473)	(13)%
AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC	(2,165)	(2,294)	129	6%
Worthington Aviation, LLC	(1,012)	(328)	(684)	(209)%
Jet Yard, LLC and Jet Yard Solutions, LLC	(429)	(1,548)	1,119	72%
Air'Zona Aircraft Services, Inc.	79	121	(42)	(35)%
Landing Gear Support Services, Inc.	(112)	(797)	685	86%
Commercial Aircraft, Engines and Parts	6,231	6,497	(266)	(4)%
Global Ground Support, LLC	4,110	(1,210)	5,320	440%
Ground Support Equipment	4,110	(1,210)	5,320	440%
Ambry Hill Technology, LLC	(3,661)	(2,798)	(863)	(31)%
WorldACD Market Data B.V.	2,382	1,734	648	37%
Digital Solutions	(1,279)	(1,064)	(215)	(20)%
Regional Express Holdings Pty Ltd	(14,236)	—	(14,236)	Newly Acquired December 18, 2025
Regional Airline	(14,236)	—	(14,236)	Newly Acquired December 18, 2025
Reportable segments total	1,015	10,443	(9,428)	(90)%
Corporate and Other	(13,439)	(9,429)	(4,010)	(43)%
Intersegment eliminations	1,227	894	333	37%
Consolidated Air T, Inc.	$(11,197)	$1,908	$(13,105)	(687)%
Overnight Air Cargo

The overnight air cargo segment contributed $6.2 million to the Company's operating income during both fiscal years ended March 31, 2026 and 2025, remaining relatively flat over both periods.

MAC experienced a $1.3 million decrease in operating income while WASI had a $1.6 million increase in operating income. MAC's decrease in operating income was driven by increased pilot labor costs. WASI experienced higher gross margins due to growth on expanded labor and project revenue.

Commercial Aircraft, Engines and Parts
The commercial aircraft, engines and parts segment contributed $6.2 million and $6.5 million to the Company's operating income for the fiscal years ended March 31, 2026 and 2025, respectively, representing a slight decrease of $0.3 million (4%).
Contrail's decrease is a result of decreased component sales, substantially offset by the gain of $7.0 million recognized on the sale of two aircraft that were held on lease during the current fiscal year.

Worthington's operating loss increased to $1.0 million. Revenue growth of 23% was accompanied by gross margin compression of approximately 18% as costs did not scale proportionally with volume. Operating expenses as a percentage of revenue were 18%, above the prior-year level, reflecting planned additions to commercial and executive leadership infrastructure.

Operating loss at Jet Yard Companies improved by $1.1 million, or 72%, to $0.4 million. Increases in services project revenue of over $2.5 million more than offset shortfalls in aircraft induction and storage volumes.

Ground Support Equipment
Operating income from the ground support equipment segment was $4.1 million for the fiscal year ended March 31, 2026, compared to an operating loss of $1.2 million for the fiscal year ended March 31, 2025, representing a $5.3 million improvement.
The improvement reflects gross margin increase of approximately $6.4 million year-over-year, driven by favorable volume and mix, pricing and efficiency gains on expanded deicing contracts, and favorable manufacturing spend and absorption variances compared to the prior year.

Digital Solutions
The digital solutions segment incurred an operating loss of $1.3 million and $1.1 million in the fiscal years ended March 31, 2026 and 2025, respectively.

The change is attributable to an increase in operating loss at Ambry Hill of $0.9 million, partially offset by an increase in operating income at WorldACD of $0.6 million. WorldACD experienced additional revenue growth in the current year at high incremental margins while Ambry Hill experienced an increase in operating loss from increased personnel costs among a period of stagnant revenue.

Regional Airline
Regional airline operating loss was $14.2 million for the fiscal year ended March 31, 2026 resulting from the acquisition of Rex with no prior-year comparable.
The reported operating loss represents approximately three and a half months of operations from the acquisition date through March 31, 2026. The operating loss reflects ongoing direct and indirect operating costs during the ramp-up period following acquisition, $8.8 million of depreciation and amortization, $3.4 million of non-recurring landholder duty charges as a direct result of the Acquisition and $2.0 million of non-recurring post-acquisition integration costs. The results were also affected by the timing of the Acquisition relative to Rex's seasonal demand pattern, as January and February are historically Rex's lowest months for ticket sales due to the post-holiday travel slowdown. Consistent with this seasonality, March 2026 marked the first month of the consolidation period in which Rex generated positive operating income, reflecting the seasonal recovery in passenger revenue that follows these slower months.

Corporate and Other

Corporate and other operating loss increased $4.0 million, or 43%, to $13.4 million. The increase was primarily driven by $3.7 million of transaction and integration costs associated with the Rex acquisition and higher costs associated with expanded corporate infrastructure to support a larger consolidated group.

Adjusted EBITDA
The Company calculates Adjusted EBITDA by removing the impact of specific items and adding back the amounts of interest expense and depreciation and amortization to earnings before income taxes. When calculating Adjusted EBITDA, the Company does not add back depreciation expense for assets that are on lease. See Part II, Item 7 section, Non-GAAP Financial Measures for additional information and reconciliation of consolidated EBITDA to operating income (loss).
The table below provides Adjusted EBITDA for the Company's five segments and Corporate and other for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended		Change
	March 31, 2026	March 31, 2025
Mountain Air Cargo, Inc.	$4,134	$5,298	$(1,164)
CSA Air, Inc.	814	863	(49)
Worldwide Aircraft Services, Inc.	2,160	616	1,544
Royal Aircraft Services, LLC	(182)	—	(182)
Overnight Air Cargo	6,926	6,777	149
Contrail Aviation Support, LLC	9,989	12,567	(2,578)
AirCo, LLC, AirCo 1, LLC, AirCo 2, LLC and AirCo Services, LLC	(2,002)	(1,878)	(124)
Worthington Aviation, LLC	(719)	197	(916)
Jet Yard, LLC and Jet Yard Solutions, LLC	(23)	(1,133)	1,110
Air'Zona Aircraft Services, Inc.	132	174	(42)
Landing Gear Support Services, Inc.	(47)	(714)	667
Commercial Aircraft, Engines and Parts	7,330	9,213	(1,883)
Global Ground Support, LLC	4,251	(773)	5,024
Ground Support Equipment	4,251	(773)	5,024
Ambry Hill Technology, LLC	(3,563)	(2,704)	(859)
WorldACD Market Data B.V.	3,135	2,432	703
Digital Solutions	(428)	(272)	(156)
Regional Express Holdings Pty Ltd	10	—	10
Regional Airline	10	—	10
Reportable segments total	18,089	14,945	3,144
Corporate and Other	(8,862)	(8,476)	(386)
Intersegment eliminations	898	894	4
Consolidated Air T, Inc.	$10,125	$7,363	$2,762

Consolidated Adjusted EBITDA for the fiscal year ended March 31, 2026 was $10.1 million, an increase of $2.8 million compared to the prior fiscal year. The increase was driven primarily by (i) a $5.0 million increase at Global Ground Support (ii) a $1.5 million increase at WASI and (iii) the consolidation of Rex, which contributed $0.0 million of Adjusted EBITDA for the period from December 18, 2025 through March 31, 2026 with no prior-year comparable. This is partially offset by a $2.6 million decrease in Contrail's Adjusted EBITDA due to lower component trading volumes.

Adjusted EBITDA for the overnight air cargo segment increased by $0.1 million in the current fiscal year, as WASI's substantial improvement offset declines at MAC and CSA. The segment included $0.1 million of severance expenses recorded at MAC in fiscal 2026, and $0.1 million of non-recurring post-acquisition integration costs at Royal.

Adjusted EBITDA for the commercial aircraft, engines and parts segment was $7.3 million, a decrease of $1.9 million from the prior fiscal year. Contrail's revenue-driven decline was partially offset by improvement at Jet Yard Companies and LGSS. The earnout remeasurement gain of $0.7 million and inventory write-down of $0.9 million are recorded within this segment.

Adjusted EBITDA for the ground support equipment segment increased by $5.0 million in the current fiscal year. The improvement reflects an $8.2 million revenue increase generating approximately $6.4 million of incremental gross margin and the elimination of elevated inventory carrying costs and overhead variances that weighed on fiscal 2025 results.

Adjusted EBITDA for the digital solutions segment decreased by $0.2 million in the current fiscal year, as WorldACD's improvement was offset by wider losses at Ambry Hill Technology.
Adjusted EBITDA of the regional airline segment was $0.0 million. The significant add-backs to its operating loss of $14.2 million include $8.8 million of depreciation and amortization, $2.0 million of non-recurring post-acquisition integration expenses and $3.4 million of landholder duty charges, a one-time transaction-based tax imposed by Australian state and territory governments on the transfer of interests in landholding entities, incurred as a direct result of the Acquisition.

Corporate and Other Adjusted EBITDA decreased $0.4 million to $(8.9) million. The significant add-backs to its operating loss of $13.4 million include $3.7 million of acquisition and integration expenses attributable to the Rex acquisition and $0.6 million of depreciation and amortization. Excluding these non-recurring items, underlying Corporate overhead increased reflecting incremental costs to support the expanded consolidated group.
Non-Operating Income (Expense)
Following is a table detailing non-operating income (expense) during the year ended March 31, 2026 compared to the same twelve months in the prior fiscal year (in thousands):

	Year Ended March 31,		Change
	2026	2025
Interest expense	$(12,040)	$(8,387)	$(3,653)
(Loss) income from equity method investments	(1,740)	1,700	(3,440)
Gain on bargain purchase	111,190	—	111,190
Other	(193)	(209)	16
	$97,217	$(6,896)	$104,113
The Company had a net non-operating income of $97.2 million for the fiscal year ended March 31, 2026 compared to a net non-operating loss of $6.9 million in the prior fiscal year. The increase in non-operating income was driven by the $111.2 million gain on bargain purchase of Rex during fiscal 2026, a $3.4 million decrease in operating results allocated to the Company from its equity method investments and an increase in interest expense of $3.7 million driven by additional borrowings on the AAM 24-1 promissory notes and the ATA 25.1 term note entered into during fiscal 2026. Refer to Note 10 and Note 13, respectively, of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K.
The gain on bargain purchase recognized in connection with the Rex Acquisition is a non-cash accounting gain recognized under ASC 805 because the acquisition-date fair value of the net assets acquired exceeded the consideration transferred. The gain does not represent cash generated by Rex or operating income from Rex’s business. For the fiscal year ended March 31, 2026, the Company reported an operating loss of $11.2 million, including a $14.2 million operating loss from the regional airline segment for the period from December 18, 2025 through March 31, 2026. The $111.2 million bargain purchase gain increased non-operating income and was the primary reason the Company reported earnings before income taxes of $86.0 million and net income of $78.0 million. Without this non-cash accounting gain, the Company would have reported a loss before income taxes of approximately $25.2 million for fiscal 2026. The gain also materially contributed to the increase in the Company’s stockholders’ equity from a deficit of $3.2 million at March 31, 2025 to $79.8 million at March 31, 2026.
Income Taxes
During the year ended March 31, 2026, the Company recorded $1.4 million of income tax expense, which yielded an effective rate of 1.6%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the fiscal year ended March 31, 2026 was the bargain purchase gain from the acquisition of Rex and changes in valuation allowance. The net change in the valuation allowance was $10.9 million for the year ended March 31, 2026. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, the change in full valuation allowances associated with the Delphax entities, and the establishment of a full valuation allowance from on the deferred tax assets of Rex.

During the fiscal year ended March 31, 2025, the Company recorded $0.4 million of income tax expense at an effective tax rate of (8.5)%. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the fiscal year ended March 31, 2025 were the foreign rate differentials and changes in valuation allowance. The net change in the valuation allowance was $1.1 million for the year ended March 31, 2025. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. The change in the Company’s valuation allowance is primarily due to the realizability of the domestic deferred tax assets, the unrealized losses on investments, the foreign tax credits generated by the operations in the Company’s Puerto Rico branch that is expected to expire before being fully utilized, and the change in full valuation allowances associated with the Delphax entities.

Market Outlook

Future economic developments such as inflation, along with evolving trade policies, the potential for new or increased tariffs, and impact from geopolitical events present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business uncertainty will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, present material uncertainty and risk with respect to us and our results of operations.
Liquidity and Capital Resources

As of March 31, 2026, the Company held approximately $25.3 million in cash and cash equivalents and restricted cash, of which, $4.8 million is reserved as collateral under the terms of certain merchant facilities. The Company has an aggregate of approximately $57.3 million in available funds under its lines of credit as of March 31, 2026.
As of March 31, 2026, the Company’s working capital amounted to $64.5 million, an increase of $33.6 million compared to March 31, 2025, primarily driven by a $38.6 million increase in inventory, a $14.4 million increase in cash and cash equivalents, and a $16.0 million increase in accounts receivable, partially offset by a $33.0 million increase in accrued expenses and other current liabilities and a $19.2 million increase in accounts payable. The increases in accounts receivable, accounts payable, and accrued expenses and other current liabilities are substantially a result of the acquisition of Rex. The increase in inventory was primarily attributable to the Rex acquisition and purchases of engines and airframes by the commercial aircraft, engines and parts segment, and the increase in cash and cash equivalents was primarily driven by proceeds from debt.
As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, in connection with the acquisition of Royal on May 15, 2025, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus entered into Amendment No. 4 to Credit Agreement and Consent and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the acquisition, to add Royal as a part of the Alerus Loan Parties to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of five (5.0%) percent or the CME one-month term SOFR rate plus 2.25%. Monthly payments on Term Note C commenced June 15, 2025 and are equal to $12.5 thousand plus accrued interest. The term loan is secured by the terms of the Security Agreement dated as of August 29, 2024.

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, on May 30, 2025, the Company, along with its wholly owned subsidiary AAM 24-1 (the "Issuer"), entered into new transaction documents with the Institutional Investors that replaced the Second NPA transaction documents. Pursuant to the Third NPA with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). For purposes of clarity and the avoidance of doubt, as of the closing date, the Institutional Investors advanced an additional $10.0 million to the Issuer and, as of March 31, 2026, have collectively advanced under the Multiple Advance Note to the Issuer the aggregate amount of $40.0 million. Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors are obligated to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates:

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

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as does all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities, held by the Issuer. As of March 31, 2026, the Issuer was in compliance with all applicable covenants under the Multiple Advance Note, and an additional $20.0 million was advanced under the facility in $10.0 million increments in October 2025 and March 2026.
As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, on September 3, 2025, the Alerus Loan Parties under the Revolving Credit Agreement with Alerus entered into Amendment No. 5 to Credit Agreement, the Amended and Restated Revolving Credit Note, and the Amended and Restated Term Note A. Pursuant to Amendment No. 5 to Credit Agreement, the Overline Note provisions and note were eliminated. Pursuant to the Amended and Restated Revolving Credit Note, the revolving credit commitment to make revolving credit loans and to issue letters of credit was increased to an aggregate principal amount not to exceed $20.0 million. The interest rate on the Revolving Credit Note was decreased to the greater of 5.00% or 1-month SOFR plus 1.90%. The maturity date was extended to August 28, 2027. The financial covenants are to be measured semi-annually at December and March of each year and the Alerus Loan Parties are to deliver quarterly financial statements to Alerus. Pursuant to the Amended and Restated Term Note A, Term Note A was amended and restated by the Alerus Loan Parties in the principal amount of $9.2 million. The maturity date remains August 15, 2029. The Term Note A interest rate was revised to 1-month SOFR plus 2.00%. As of December 31, 2025, the Company was in compliance with all covenants applicable under the Revolving Credit Agreement, the Amended and Restated Revolving Credit Note, and the Amended and Restated Term Note A.
As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, on November 24, 2025, the Company's wholly-owned subsidiary ATA 22.1 entered into a $6.0 million term loan with Alerus. The loan proceeds were used to repay amounts due on the $3.5 million term loan from Bridgewater Bank. The new term loan is due on or before November 24, 2032 and has an interest rate of the greater of 5.00% or 1-month SOFR plus 1.90%. Interest on the outstanding principal amount of the loan is due on the 15th day of each month and annual principal payments are due on September 30th of each year, commencing September 2026. The loan may be prepaid at any time without penalty. The loan is secured by all the assets and membership interests of ATA 22.1 and 200,000 shares of TruPs owned by ATA 22.1, as well as an investment account of Air T. Events of default of the loan are enumerated in the loan agreement, including, among other events, the failure to pay an amount due timely or a change of control transaction. The covenants include: (i) affirmative covenants such as notice, reporting and financial statement delivery requirements, inspection rights, compliance with environmental laws, performance of contracts and a liquidity requirement of not less than $0.4 million; and, (ii) negative covenants such as a limitation on debt and liens, merger or change of control and limitations on investments, dispositions, sales/leasebacks, restricted payments, prepayments or amendments of debt and transactions with affiliates and restrictive agreements. As of March 31, 2026, ATA 22.1 and the Company were in compliance with all financial and non-financial covenants applicable under the term loan.

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, on November 24, 2025, Contrail entered into a Master Loan Agreement and Supplement No. 1 to Master Loan Agreement (collectively the “Master Loan Agreement”) with Alerus. The agreement provides for a $15.0 million revolving loan facility that is evidenced by a Promissory Note Revolving Note dated November 24, 2025 in the principal amount of $15.0 million. The funds are to be used for the purchases of engines and working capital needs. The revolving loan carries interest at the rate of 1-month SOFR plus 3.11% and the loan requires payments of interest only until maturity at November 24, 2027. There is no penalty on prepayment and the loan includes a 30-day resting period requirement if Contrail’s debt service coverage ratio exceeds 1.25 to 1.00. The loan contains normal and customary default provisions and is secured by a security interest in all of Contrail’s assets. In addition, the loan is secured by a payment guaranty of Air T, in an aggregate amount not to exceed $2.0 million plus collection and collateral recovery costs. The Master Loan Agreement contains additional terms regarding the transaction, including affirmative covenants such as a requirement related to the delivery of annual audited and quarterly unaudited financial statements of Contrail and Air T; the right to inspect, examine and appraise collateral; insurance requirements as well as negative covenants such as making restricted payments other than permitted redemptions, indebtedness, mergers and acquisitions, investments, lines of business and transactions with affiliates as well as change of control restrictions. As of March 31, 2026, Contrail and the Company were in compliance with all financial and non-financial covenants applicable under the Master Loan Agreement.

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, on December 15, 2025, the Company and its wholly-owned subsidiary Air T Acquisition 25.1, LLC ("ATA 25.1"), entered into a Note Purchase Agreement (the “Agreement”) with two Institutional Investors (the "Investors"), which Investors had previously entered into the Third Note Purchase Agreement with the Company. Pursuant to the Agreement, ATA 25.1 issued to the Investors a 11.5% Senior Secured Note due December 15, 2031 in the aggregate principal amount of $40.0 million (the “Investor Note”). The loan proceeds were made immediately available to ATA 25.1’s wholly-owned subsidiary Air T Lending 25.1, LLC, (“ATL 25.1”) and used to provide financing to Rex pursuant to the Syndicated Loan Note Subscription Agreement – Project Mustang dated December 17, 2025 between and among ATL 25.1, Rex and additional parties (the “New Cap Note Facility”). The New Cap Note Facility provides a A$50.0 million line of credit, matures on December 15, 2030, and bears interest at 12.0% per annum. Interest on the New Cap Note Facility must be paid equally between cash and capitalization (i.e., paid-in-kind through the issuance of additional debt), during the initial period, as defined in the Intercreditor Deed (i.e., the period commencing on December 17, 2025 and ending on the earlier of the date the applicable availability period in the New Facility Agreement (as defined below) has ended and the facilities under such loan agreement are fully drawn). Interest under the New Cap Note Facility is first payable on December 31, 2025, and such interest is payable quarterly thereafter. The New Cap Note Facility further permits the Rex Companies to incur other unsecured financial indebtedness up to an aggregate limit of A$10.0 million. Interest on the Investor Note accrues at the rate of 11.5% per annum on the basis of a 30/360-day year (and actual days elapsed) and is payable quarterly in arrears. The Investor Note matures on December 15, 2031 and may not be prepaid, in whole or in part, prior to June 15, 2027 unless the prepayment premium specified therein has been paid. The Investor Note is secured by a pledge of all equity interests of ATA 25.1 and is guaranteed by the Company, which guarantee generally covers 25% of principal and interest due under the Investor Note and related documents. The Agreement includes customary covenants and events of default and restricts, among other things, change of control transactions, dividends and other restricted payments by ATA 25.1. In connection with the Investor Note, the Company, ATA 25.1, Air T Rex Acquisition, Inc., a wholly-owned subsidiary of ATA 25.1 ("Air T Rex"), and the Investors entered into a Contingent Payment Agreement that provides the Investors with the right to receive up to A$8.0 million (the "Maximum Contingent Payment Amount") of contingent payments after the Investor Note has been repaid in full, based on the gross revenues of Air T Rex and its direct and indirect subsidiaries on a consolidated basis. Upon full repayment of the Investor Note, ATA 25.1 shall pay the Investors contingent payments equal to 0.5% of the aggregate gross revenue of Air T Rex and its direct and indirect subsidiaries for each fiscal year beginning with the year the Investor Note has been repaid in full and continuing until the Investors have received an aggregate of the Maximum Contingent Payment Amount. Each annual payment is capped at A$2.0 million, with any excess above the cap treated as a rollover amount that carries forward to subsequent years until the Maximum Contingent Payment amount is reached. The Company determined the fair value of the Contingent Payment Agreement using a Monte Carlo simulation to estimate the potential contingent payments. As of March 31, 2026, the carrying value of the Contingent Payment Agreement was $1.3 million.
As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, in December 2025, as part of the Company's acquisition of Rex, the Company assumed approximately A$107.8 million in liabilities associated with the Commonwealth Facility Agreement originally dated November 11, 2024, with the Commonwealth of Australia, as represented by the Department of Infrastructure, Transport, Regional Development, Communications, Sport and the Arts (the “Commonwealth”).

As mentioned in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Report on Form 10-K, in December 2025, Rex and the Commonwealth entered into (i) an amendment and restatement of the Commonwealth Facility Agreement originally dated November 11, 2024 (the “Commonwealth Term Loan”), and (ii) a new facility agreement (the “New Facility Agreement” and, together with the Commonwealth Term Loan, the “Commonwealth Facilities”). The Commonwealth Term Loan is for an initial term of 30 years and permits extension of the termination date by up to an additional 20 years (in 2 10‑year increments) subject to specified conditions and required mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The Commonwealth Term Loan does not bear interest, provided that if Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance. The fair value of the Commonwealth Term Loan on the date of the Rex acquisition was approximately $22.2 million, estimated using a DCF approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs.
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
The Commonwealth Facilities are secured by general security deeds and certain real property and aircraft‑related security and, among other things: (i) include a financial covenant requiring the Rex Companies to maintain a minimum cash balance of A$5.0 million at all times until the New Cap Note Facility is fully drawn, (ii) require application of Excess Cash Flow as mandatory prepayments pursuant to the Intercreditor Deed, (iii) under the New Facility Agreement, provide for mandatory prepayments from asset sale proceeds, insurance proceeds not applied to repair or replacement, and Excess Cash Flow, (iv) restrict the sale or disposal of assets outside the ordinary course of business, subject to a basket for disposals where the market value or consideration does not exceed A$1.0 million in any financial year; and (v) under the Commonwealth Term Loan, requires mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. As of March 31, 2026, the Rex Companies were in compliance with all financial and non-financial covenants applicable under the Commonwealth Facilities, including the Rex Regional Commitments and minimum cash balance requirements.

The Company believes that it has sufficient cash on hand and available liquidity, to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,		Change
	2026	2025
Net cash (used in) provided by operating activities	$(25,044)	$23,496	$(48,540)
Net cash used in investing activities	(21,803)	(20,189)	(1,614)
Net cash provided by (used in) financing activities	65,399	(4,801)	70,200
Effect of foreign currency exchange rates on cash and cash equivalents	(39)	408	(447)
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,513	$(1,086)	$19,599
Net cash used in operating activities for the fiscal year ended March 31, 2026 was $25.0 million compared to net cash provided by operating activities of $23.5 million in the prior fiscal year. The decrease of $48.5 million was primarily driven by a $44.7 million unfavorable change in inventory activity during the fiscal year ended March 31, 2026 compared to the inventory activity during the prior fiscal year and by the $11.2 million operating loss for the fiscal year ended March 31, 2026 compared to operating income of $1.9 million in the prior year period. Partially offsetting these changes was a $13.6 million favorable change in accounts payable. The increase in inventory was primarily driven by sales in excess of inventory purchases in the prior year period versus increased expansion of inventory in the current year period, while the increase in accounts payable was primarily due to the timing of payments at year end.
Net cash used in investing activities for the fiscal year ended March 31, 2026 was $21.8 million compared to $20.2 million in the prior year period. The cash used in investing activities in the current year period was primarily driven by investments in unconsolidated entities of $15.2 million, capital expenditures of $16.5 million primarily driven by purchases of engines and rotable assets at Rex, proceeds of $19.9 million from the sale of the two Airbus Model A321-111 aircraft, and loan advances of $1.5 million to Bloomia and another unrelated entity. Cash used in investing activities in the prior year period was primarily driven by investments in unconsolidated entities of $7.0 million and capital expenditures of $14.6 million related to the purchase of the two aircraft that were sold in the current year period.
Net cash provided by financing activities for the fiscal year ended March 31, 2026 was $65.4 million compared to net cash used in financing activities of $4.8 million in the prior year period. The increase was primarily due to a $51.4 million increase and $19.7 million decrease in proceeds and payments, respectively, on the Company's term loans.
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
Supply Chain and Inflation

In fiscal 2026, we faced sourcing challenges that impacted our ability to procure raw materials and certain commodities, which resulted in delays and increased costs. These disruptions were driven by supply chain market constraints and macroeconomic conditions, including inflation and labor market shortages. High inflation increased material and component prices, labor rates and supplier costs, and put pressure on our margins. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictive activities, are contributing to these supply chain issues. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations.

Non-GAAP Financial Measures

The Company uses adjusted earnings before taxes, interest, and depreciation and amortization ("Adjusted EBITDA"), a non-GAAP financial measure as defined by the SEC, to evaluate the Company's financial performance. This performance measure is not defined by accounting principles generally accepted in the U.S. and should be considered in addition to, and not in lieu of, GAAP financial measures.

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

The tables below provide a reconciliation of operating income (loss) to Adjusted EBITDA for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended
	March 31, 2026	March 31, 2025
Operating (loss) income	$(11,197)	$1,908
Depreciation and amortization (excluding leased assets depreciation)[1]	11,661	2,998
Inventory write-down and reserves	850	1,463
(Gain) loss on sale of property and equipment	(65)	15
Securities issuance expenses	136	212
Share-based compensation	175	88
Severance expenses	100	244
Earnout remeasurement	(666)	435
Landholder duty charges	3,444	—
Acquisition and integration expenses	5,687	—
Adjusted EBITDA	$10,125	$7,363
(1) There was depreciation expense of $0.7 million and $1.4 million excluded during the fiscal years ended March 31, 2026 and 2025, respectively.

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

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of March 31, 2026, there are $51.7 million in Trust Preferred Securities outstanding (which includes $13.0 million held by wholly-owned subsidiaries of the Company).

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
The regional airline segment experiences seasonal variation in passenger demand. Rex's network is oriented toward business, government, and regional connectivity travel rather than leisure travel. Demand for this travel typically softens during the Australian summer when corporate and government activity slows over the December-to-March period. Adverse weather associated with the northern Australian wet season during these months can further disrupt regional flight operations.

Consequently, Rex's weakest demand typically occurs in the latter part of our third fiscal quarter and throughout our fourth fiscal quarter, which ends March 31.
Other segments are typically not susceptible to material seasonal trends.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this report. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following matters are its most critical accounting policies:
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

Business Combinations - The Company accounts for acquisitions of businesses using the acquisition method of accounting under ASC 805. Under this method, the total purchase consideration is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase consideration over the estimated fair value of the net identifiable assets acquired is recorded as goodwill whereas any excess of the estimated fair value of the net identifiable assets acquired over the purchase consideration is recorded as a bargain purchase gain. Acquisition-related transaction costs are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, particularly with respect to acquired intangible assets, such as customer relationships, developed technology, and trade names, and the CFA debt. These fair values are generally estimated using income-based valuation approaches—such as the multi-period excess earnings method or the relief-from-royalty method—which rely on assumptions including projected revenues and cash flows, revenue growth rates, customer attrition rates, royalty rates, the economic useful life of the asset, and the discount rate applied to future cash flows. Management may engage independent third-party valuation specialists to assist in these determinations.

Contingent consideration arising from a business combination is recognized at its acquisition-date fair value and remeasured to fair value at each subsequent reporting date until settled, with changes recognized in earnings.

The Company finalizes its purchase price allocation within the measurement period, which may extend up to one year from the acquisition date, as additional information about facts and circumstances existing at the acquisition date is obtained. Because these estimates and assumptions are inherently uncertain, the use of different assumptions could result in materially different fair values, which would affect the amounts recorded as goodwill, identifiable intangible assets, and bargain purchase gains, as well as future amortization and potential impairment charges.

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

As a result of the acquisition of Rex, the Company is also exposed to jet fuel price risk in its regional airline segment. Jet fuel is one of Rex’s largest operating costs. Jet fuel prices are correlated with the price of Brent crude oil, are affected by refining margins and transportation costs, and are denominated in U.S. dollars, which exposes Rex to fluctuations in the Australian dollar/U.S. dollar exchange rate. Rex does not currently use derivative financial instruments to hedge its exposure to jet fuel prices or related currency risk; Rex seeks to mitigate increases in fuel costs primarily through fare adjustments and capacity and schedule management, and there can be no assurance that it will be able to do so. Certain of Rex’s competitors maintain fuel hedging programs and may realize a relative cost advantage during periods of rising fuel prices.

The Company is also exposed to foreign currency exchange-rate risk, primarily with respect to the Australian dollar. Rex’s revenues, expenses, assets, liabilities, cash flows, and financing arrangements may be denominated in Australian dollars, while our consolidated financial statements are presented in U.S. dollars. Fluctuations in the exchange rate between the Australian dollar and the U.S. dollar may affect reported revenues, expenses, assets, liabilities, stockholders’ equity, and cash flows, and may create volatility in our consolidated financial statements. A weakening of the Australian dollar against the U.S. dollar may reduce the U.S. dollar value of Rex’s revenues, operating results, cash flows, and net assets, while a strengthening of the Australian dollar against the U.S. dollar may increase the U.S. dollar value of Rex’s expenses, liabilities, and Australian dollar-denominated obligations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Air T, Inc. and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventories, net - valuation of inventories - Refer to Notes 1 and 5 to the financial statements

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

We identified the valuation of certain inventory held by the Company’s commercial aircraft, engines and parts reportable segment as a critical audit matter. Given the magnitude of the inventories at certain business units, coupled with the significant judgments necessary to estimate the expected profit margins and to project sales patterns, expected future demand and costs to refurbish, auditing such estimates required a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating the results of those procedures.

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
◦Performing the following procedures for a representative sample of inventories:
▪Evaluating the key assumptions underlying the valuation by examining recent sales of comparable parts and component condition.
▪Utilizing historical costs to develop an independent estimate of costs necessary to refurbish the parts.
•We compared management’s assumptions to market data and industry forecasts.

Regional Express Holdings Pty Ltd Acquisition — Valuation of the Commonwealth Facility Agreement assumed - Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

On December 18, 2025, the Company completed the acquisition of Regional Express Holdings Pty Ltd (“Rex”) for approximately $1, with the Company assuming $71.2 million (face value) in liabilities associated with the Commonwealth Facility Agreement ("CFA Debt"), with the Commonwealth of Australia. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The total consideration for the Rex acquisition includes the nominal equity purchase price and cash consideration transferred to creditors and the assumption of the CFA Debt. For purposes of determining the fair value of the assumed CFA Debt, the Company utilized a discounted cash flow ("DCF") approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values the forecasted cash flows related to Rex operations that are required to be used to prepay the note over its term. The fair value of the debt would have been different if there was a significant change to the cash flows for prepayment and the discount rate applied to the cash flows. The CFA Debt has an initial term of 30 years and permits extension of the termination date by up to an additional 20 years (in two 10‑year increments) subject to specified conditions and requires mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The CFA Debt does not bear interest, provided that if the Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance. As of the acquisition date, the fair value of the CFA Debt was $22.2 million.

We identified the valuation of the CFA Debt assumed by the Company as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flow to determine the extent and timing of debt repayments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows for the CFA Debt assumed included the following, among others:

•We evaluated the reasonableness of management’s cash flow forecasts by comparing the forecasts to (1) historical operating results of Rex, (2) approved forecasts, (3) internal communications to management and the board of directors, and (4) industry reports containing analyses of the commercial airline industry.

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•Testing the mathematical accuracy of the model and the application of the contractual repayment terms.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
June 29, 2026

We have served as the Company's auditor since 2018.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended March 31,
(In thousands, except per share data)	2026	2025
Operating Revenues:
Overnight air cargo	$123,696	$124,031
Ground support equipment	47,185	38,940
Commercial aircraft, engines and parts	86,919	118,215
Digital solutions	9,081	7,268
Regional airline	55,314	—
Corporate and other	4,895	3,396
	327,090	291,850

Operating Expenses:
Overnight air cargo	104,100	104,760
Ground support equipment	36,726	33,994
Commercial aircraft, engines and parts	61,579	84,896
Digital solutions	3,589	2,462
Regional airline (exclusive of depreciation)	44,878	—
Corporate and other	1,935	1,191
General and administrative	80,840	57,848
Depreciation and amortization	12,340	4,356
Earnout remeasurement	(666)	435
	345,321	289,942

Gain on sale of aircraft on lease	7,034	—

Operating (Loss) Income	(11,197)	1,908

Non-operating (Expense) Income:
Interest expense	(12,040)	(8,387)
(Loss) income from equity method investments	(1,740)	1,700
Gain on bargain purchase	111,190	—
Other	(193)	(209)
	97,217	(6,896)

Earnings (Loss) before income taxes	86,020	(4,988)

Income Tax Expense	1,369	423

Net Income (Loss)	84,651	(5,411)

Net Income Attributable to Non-controlling Interests	(6,668)	(729)

Net Income (Loss) Attributable to Air T, Inc. Stockholders	$77,983	$(6,140)

Earnings (Loss) per share (Note 21)
Basic	$28.85	$(2.23)
Diluted	$28.85	$(2.23)

Weighted Average Shares Outstanding:
Basic	2,703	2,750
Diluted	2,703	2,750
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
	2026	2025
Net income (loss)	$84,651	$(5,411)
Foreign currency translation gain	4,816	407
Unrealized loss on interest rate swaps	(14)	—
Reclassification of interest rate swaps into earnings	49	(1,351)
Redemption of non-controlling interest	—	146
Allocation of comprehensive income from unconsolidated investments	229	(3)
Allocation of comprehensive income to redeemable non-controlling interests	(184)	234
Total Other Comprehensive Gain (Loss)	4,896	(567)
Total Comprehensive Income (Loss)	89,547	(5,978)
Comprehensive Income Attributable to Non-controlling Interests	(6,668)	(729)
Comprehensive Income (Loss) Attributable to Air T, Inc. Stockholders	$82,879	$(6,707)
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 31, 2026	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$20,332	$5,932
Marketable securities	1,026	422
Restricted cash	4,938	575
Restricted investments	—	683
Accounts receivable, net of allowance for doubtful accounts of $1,614 and $1,338	39,889	23,917
Income tax receivable	196	681
Inventories, net	77,127	38,516
Prepaid expenses	8,851	3,103
Other current assets	7,617	4,678
Total Current Assets	159,976	78,507

Non-current notes receivable - CAM	1,160	2,500
Non-current notes receivable - Bloomia	3,600	3,350
Debt investment (Note 9)	9,286	—
Assets on lease or held for lease, net of accumulated depreciation of $60 and $1,451	—	14,662
Property and equipment, net of accumulated depreciation of $18,571 and $9,240	162,024	20,285
Intangible assets, net of accumulated amortization of $8,046 and $6,330	13,029	10,020
Right-of-use ("ROU") assets	14,594	13,274
Equity method investments	26,068	19,003
Goodwill	11,818	10,542
Other assets	7,568	1,635
Total Assets	$409,123	$173,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$36,971	$17,782
Income tax payable	687	—
Accrued expenses and other (Note 11)	49,717	16,691
Current portion of long-term debt	3,633	9,099
Current portion of long-term debt - related party (Note 13)	915	1,282
Current portion of earnout liability	198	430
Short-term lease liability	3,403	2,377
Total Current Liabilities	95,524	47,661

Long-term debt	204,563	101,226
Long-term debt - related party (Note 13)	—	3,288
Deferred income tax liabilities, net	3,359	2,249
Long-term lease liability	12,189	11,843
Long-term earnout liability	244	1,109
Other non-current liabilities	2,023	866
Total Liabilities	317,902	168,242

Redeemable non-controlling interests	10,346	7,054

Commitments and contingencies (Note 22)

Equity (Deficit):
Air T, Inc. Stockholders' (Deficit) Equity:
Preferred stock, $1.00 par value, 4,000,000 and 2,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,701,375 and 2,702,639 shares outstanding	758	758
Treasury stock, 328,870 shares at $19.56 and 327,606 shares at $19.55	(6,432)	(6,404)
Additional paid-in capital	1,122	947
Retained earnings	80,113	2,130
Accumulated other comprehensive income (loss)	4,249	(647)
Total Air T, Inc. Stockholders' Equity (Deficit)	79,810	(3,216)
Non-controlling Interests	1,065	1,698
Total Equity (Deficit)	80,875	(1,518)
Total Liabilities and Equity	$409,123	$173,778
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$84,651	$(5,411)
Adjustments to reconcile Net Income (Loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,340	4,356
Loss (Income) from equity method investments	1,740	(1,700)
Gain on sale of aircraft on lease	(7,034)	—
Gain on bargain purchase	(111,190)	—
Other	4,813	3,832
Change in operating assets and liabilities:
Accounts receivable	(3,347)	(1,808)
Inventories	(24,091)	20,630
Accounts payable	16,341	2,710
Accrued expenses	5,761	1,087
Other current assets	(2,851)	264
Other	(2,177)	(464)
Net cash (used in) provided by operating activities	(25,044)	23,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(15,249)	(7,027)
Distribution from unconsolidated entities	5,441	6,030
Capital expenditures related to property & equipment	(16,483)	(1,081)
Capital expenditures related to assets on lease or held for lease	—	(14,598)
Proceeds from sale of aircraft on lease	19,889	—
Loan advances to Bloomia	(1,450)	(3,750)
Loan advances to other unrelated entity	(9,286)	—
Proceeds from notes receivable - CAM and Bloomia	2,540	400
Acquisition of businesses, net of cash acquired	(6,710)	—
Other	(495)	(163)
Net cash used in investing activities	(21,803)	(20,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	144,976	136,515
Payments on lines of credit	(135,527)	(131,376)
Proceeds from term loan	76,320	24,877
Payments on term loan	(15,389)	(35,040)
Payments on term loan - related party	(3,655)	—
Proceeds from issuance of Trust Preferred Securities ("TruPs")	3,101	910
Repurchase of common stock	(28)	(1,445)
Distribution to non-controlling interest	(3,685)	(489)
Other	(714)	1,247
Net cash provided by (used in) financing activities	65,399	(4,801)
Effect of foreign currency exchange rates on cash and cash equivalents	(39)	408
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	18,513	(1,086)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,757	7,843
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$25,270	$6,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating cash payments for operating leases	$3,664	$2,260
Cash paid during the year for income taxes	$850	$983

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD:
Cash and cash equivalents	$5,932
Restricted cash, current	575
Restricted cash, long-term(a)	250
Total cash and cash equivalents and restricted cash at beginning of period	$6,757

(a) Included in other assets on the consolidated balance sheets.

See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)

Net income[1]	—	—	—	—	—	77,983	—	2,415	80,398

Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,094)	(3,094)

Repurchase of common stock	—	—	1	(28)	—		—	—	(28)

Stock compensation expense	—	—	—	—	175	—	—	—	175

Foreign currency translation gain[2]	—	—	—	—	—	—	4,816	—	4,816

Unrealized loss on interest rate swaps	—	—	—	—	—	—	(14)	—	(14)

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	49	—	49

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	229	—	229

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(184)	—	(184)

ATA 25.1 warrants (Note 22)	—	—	—	—	—	—	—	46	46

Balance, March 31, 2026	3,030	$758	329	$(6,432)	$1,122	$80,113	$4,249	$1,065	$80,875
(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
(2) Cumulative translation adjustments were at a gain of $4.5 million and loss of $0.4 million as of March 31, 2026 and March 31, 2025, respectively.

See notes to consolidated financial statements.

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
Balance, March 31, 2024	3,030	$758	257	$(4,959)	$859	$8,192	$(80)	$1,050	$5,820

Net loss (income)[1]	—	—	—	—	—	(6,140)	—	16	(6,124)

Declared distributions to non-controlling interests	—	—	—	—	—	—	—	(98)	(98)

Repurchase of common stock	—	—	71	(1,445)	—	—	—	—	(1,445)

Stock option forfeiture (Note 15)	—	—	—	—	(54)	—	—	—	(54)

Stock compensation expense	—	—	—	—	142	—	—	—	142

Foreign currency translation gain	—	—	—	—	—	—	407	—	407

Redemption of non-controlling interest	—	—	—	—	—	78	146	—	224

Unrealized gain on interest rate swaps	—	—	—	—	—	—	—	—	—

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	(1,351)	—	(1,351)

Initial consolidation of CASP, LLC	—	—	—	—	—	—	—	730	730

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	(3)	—	(3)

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	234	—	234

Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)
(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
See notes to consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2026 AND 2025
Air T, Inc. (the “Company,” “Air T,” “we” or “us” or “our”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to identify and empower dynamic individuals and high-performance teams to operate a growing portfolio of aviation and aviation-related businesses, allocating capital to build enterprises that generate long-term cash flow and value for stockholders.
We currently operate in five reportable segments:
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
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues; and
•Regional airline, which provides scheduled regional passenger freight and charter airline services and pilot trainings in Australia, operating a fleet of Saab 340 aircraft serving regional communities and connecting passengers to major metropolitan centers.
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
Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts of assets and liabilities and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026.
Segments - The Company has five reportable operating segments: overnight air cargo, ground support equipment, commercial aircraft, engines and parts, digital solutions, and regional airline. Regional airline is a new segment for the year ended March 31, 2026. This segment includes the operations acquired in connection with the Company's acquisition of Regional Express Holdings Pty Ltd ("Rex") on December 18, 2025. The Company assesses the performance of these segments on an individual basis (see Note 20).
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information by reportable segment for purposes of allocating resources and evaluating financial performance. Each reportable segment has separate management teams and infrastructures that offer different products and services. We evaluate the performance of our reportable segments based on operating income (loss) and Adjusted EBITDA.
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

We measure expected credit losses primarily utilizing credit loss history. In addition, our credit loss estimates consider current conditions. We charge off receivables against the allowances after reasonable collection efforts are exhausted. Below is the reconciliation for allowance for credit losses on accounts receivables for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Balance at the beginning of the year	$1,338	$1,420
Provision for credit losses	289	802
Charge-offs, net of recoveries	(13)	(884)
Balance at March 31	$1,614	$1,338

Inventories – Inventories are carried at the lower of cost or net realizable value. When finished goods units are leased to customers under operating leases, the units are transferred to Assets on Lease or Held For Lease. The classification of cash flows associated with the purchase and sale of finished goods is based on the activity that is likely to be the predominant source or use of cash flows for the items. Consistent with aviation industry practice, the Company includes $20.7 million of expendable aircraft parts and supplies in current assets, although a certain portion of these inventories may not be used or sold within one year.
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
The estimated amortizable lives of the principal intangible asset classifications are as follows:

Principal Intangible Asset Classification	Estimated Useful Life
Purchased software	3 years
Internally developed software	10-15 years
In-place lease and other intangibles	Over lease term
Trade names	5 years
Certification	5 years
Non-compete	5 years
License	5 years
Patents	9 years
Customer relationships	10-15 years
Debt Investments – The Company classifies its debt securities as held-to-maturity, meaning it has the positive intent and ability to hold until maturity. On measurement, held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of any accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the security as a yield adjustment using the effective-interest method.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. There has been no other than temporary impairment recorded in association with the Company's debt investments.
Property and Equipment and Assets on Lease or Held for Lease – Property and equipment is stated initially at cost, or fair value if purchased as part of a business combination. Depreciation and amortization are provided on a straight-line basis over the asset’s useful life.
The estimated depreciable lives of the principal property and equipment classifications are as follows:

Principal Property and Equipment Classification	Estimated Useful Life
Furniture, fixtures, and equipment	3 - 10 years
Leasehold improvements	Lease term or 10 years
Buildings	30 years
Aircraft, engines, and related rotable parts	4 - 5 years

Engine assets on lease or held for lease are stated at cost, less accumulated depreciation. Certain costs incurred in connection with the acquisition of engine assets are capitalized as part of the cost of such assets. If assets are not actively being leased (i.e. held for lease), then they are not being depreciated. Major overhauls which improve functionality or extend original useful life are capitalized and depreciated over the engine assets' useful life to a residual value. The Company depreciates the engines on a straight-line basis over the assets' useful life from the acquisition date to a residual value. The Company adjusts its estimates annually for older generation assets, including updating estimates of an engine’s or aircraft’s remaining operating life. The Company believes this methodology accurately reflects the typical holding period for the assets and that the residual value assumption, which is dependent on the Company's eventual plan for the engine assets (i.e. whole asset sale, part-out, etc.), reasonably approximates the selling price of the assets.

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

Accounting for Debt - Trust Preferred Securities and Warrant Liability – On April 24, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (the “sales agent” or “Ascendiant”), pursuant to which it may sell and issue its TruPs having an aggregate offering price of up to $8.0 million over a 12-month period of time. The Company has no obligation to sell any TruPs, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement.

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
Lessee Arrangements – The majority of our leases have a lease term of two to five years; however, we have certain leases with terms of up to thirty years. Many of our leases include options to extend the lease for an additional period. The lease term for all of the Company’s leases includes the non-cancellable period of the lease, plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor that is considered likely to be exercised.

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

The interest rate implicit in lease contracts is typically not readily determinable, and as such the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

Accounting for Redeemable Non-Controlling Interest – In 2016, in connection with the Company's acquisition of Contrail, Contrail entered into an Operating Agreement (the “Operating Agreement”) with the Seller providing for the governance of and the terms of membership interests in Contrail. The Operating Agreement includes put and call options (“Contrail Put/Call Option”) with regard to the 21% non-controlling interest originally retained by the Seller. The Seller is the founder of Contrail and its current Chief Executive Officer. The Contrail Put/Call Option permits the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail commencing on the fifth anniversary of the acquisition, which was on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. In connection with the Redemption Agreement, the parties agreed to certain technical amendments to the First Amended and Restated Operating Agreement of Contrail and entered into a new Put and Call Agreement with respect to the remaining 5% interest in Contrail held by the Seller.

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
In February 2022, in connection with the Company's acquisition of GdW, a consolidated subsidiary of Shanwick, the Company entered into a shareholder agreement with the 30.0% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes the Shanwick Put/Call Option with regard to the 30.0% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30.0% interest at the call option price that equals the average earnings before interest and taxes ("EBIT") over the three Financial Years prior to the exercise of the Call Option multiplied by eight. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option to require the Company to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the three Financial Years prior to the exercise of the Put Option multiplied by seven and one-half. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T ("Shanwick RNCI").

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable and classified them in temporary equity within its Consolidated Balance Sheets. Initial measurement of the redeemable non-controlling interests is at their acquisition-date fair value. Because the redeemable non-controlling interests are redeemable at an amount other than fair value, subsequent measurement is to be measured at the greater of the carrying value in accordance with ASC 810-10 measurement guidance or the redemption value in accordance with ASC 480-10. Refer to Note 22 for further information.
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
The Company, under the terms of its overnight air cargo dry-lease service contracts, passes through to its air cargo customer certain cost components of its operations without markup. The cost of fuel, landing fees, outside maintenance, parts and certain other direct operating costs are included in operating expenses and billed to the customer, at cost, and included in overnight air cargo revenue on the accompanying statements of income (loss). These pass-through costs totaled $45.9 million and $39.9 million for the years ended March 31, 2026 and 2025, respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09- Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update require the addition of specific categories to be disclosed in the rate reconciliation if they meet a quantitative threshold, disclosure of disaggregated income taxes paid to federal, state, and foreign jurisdictions, and disclosure of income or loss disaggregated by federal, state, and foreign jurisdictions. The Company adopted this guidance for the fiscal year ended March 31, 2026. Refer to Note 18 for more information.

Recently Issued Accounting Pronouncements

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

2.    ACQUISITIONS
2025 Royal Aircraft Services, LLC Acquisition
On May 15, 2025, Mountain Air Cargo, Inc. (“MAC”), a wholly-owned subsidiary of Air T, Inc., completed the acquisition of Royal Aircraft Services, LLC ("Royal"), a privately-held aircraft maintenance and repair company based in Hagerstown, Maryland for a purchase price of $1.2 million, net of cash acquired. The assets and liabilities of Royal were recorded at their estimated fair values at the date of acquisition and were not material, individually or in the aggregate, to the unaudited consolidated financial statements. The acquired business is included in overnight air cargo segment.

2025 Rex Acquisition

On December 18, 2025, Air T Rex Acquisition, Inc., a wholly owned subsidiary of the Company (the "Purchaser" or "Air T Rex"), completed the acquisition of substantially all of the outstanding capital stock of Rex, an Australian regional airline operator, pursuant to a share purchase agreement (the "Acquisition"). At the time of the Acquisition, Rex was subject to voluntary administration proceedings in Australia, which commenced on July 30, 2024. Voluntary administration in Australia is a formal insolvency process comparable to Chapter 11 bankruptcy proceedings in the United States, wherein court-appointed administrators assume control of the debtor entity's operations and assets. The Acquisition represents the Company's entry into the Australian regional airline market and expands the Company's international aviation services portfolio.

The Acquisition was structured as a share purchase for nominal consideration of approximately $1, with the Company assuming A$107.8 million, or approximately US$71.2 million of face-value liabilities associated with the Commonwealth Facility Agreement (as defined above, the "CFA Debt") originally dated November 11, 2024, with the Commonwealth of Australia, as represented by the Department of Infrastructure, Transport, Regional Development, Communications, Sport and the Arts (the “Commonwealth”).

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

In a voluntary administration proceeding, creditors effectively become the economic owners of the business, possessing the right to vote on the DOCA, approve the sale transaction, and receive distributions from the transaction proceeds. Accordingly, the Company has determined that the settlement of creditor claims pursuant to the DOCA constitutes consideration transferred to the previous economic owners of Rex for accounting purposes. The total consideration for the Acquisition includes the nominal equity purchase price and cash consideration transferred to creditors and the assumption of the CFA Debt. For purposes of determining the fair value of the assumed CFA Debt, the Company utilized a discounted cash flow ("DCF") approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values the forecasted cash flows related to Rex operations that are required to be used to prepay the note over its term. The fair value of the debt would have been different if there was a significant change to the cash flows for prepayment and the discount rate applied to the cash flows. The CFA Debt has an initial term of 30 years, permits extension of the termination date by up to an additional 20 years (in two 10‑year increments) subject to specified conditions, and requires mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The CFA Debt does not bear interest, provided that if Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance. As of the acquisition date, the fair value of the CFA Debt was $22.2 million.

The Acquisition was funded through a combination of cash on hand and net proceeds received on December 15, 2025 through a Note Purchase Agreement with two Institutional Investors, as further discussed in Note 13. Total cash consideration paid is summarized in the table below (in thousands):

Nominal equity value	$—
Air T's payment to the Creditors Trust	10,174
Consideration paid	$10,174

The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The current acquisition-date fair values of the tangible assets and identifiable intangible assets acquired and liabilities assumed were determined with the assistance of independent third-party valuation specialists, and were reviewed and approved by management with respect to the valuation methodologies and significant assumptions used. Assets acquired and liabilities assumed were recognized and measured in accordance with applicable accounting guidance.

The following table summarizes the current acquisition-date fair values of the assets acquired and liabilities assumed as of December 18, 2025 (in thousands):

Fair value of assets acquired and liabilities assumed:
Assets:
Cash and cash equivalents	$75
Restricted cash	4,668
Accounts receivable, net	16,368
Aircraft Parts and supplies	14,562
Property and equipment, net
Aircraft	70,385
Spare aircraft engines	21,762
Rotable aircraft parts	22,942
Land and buildings	12,659
Other property, plant and equipment	3,862
Intangible assets, net	3,215
ROU assets	3,539
Other non-current assets	2,950
Total Assets	176,987

Liabilities:
Accounts payable	2,795
Deferred revenue	16,018
Accrued expenses and other	9,888
Short-term lease liability	800
CFA Debt	22,203
Long-term lease liability	2,739
Other non-current liabilities	1,180
Total Liabilities	55,623

Net Assets	$121,364

The Company is continuing to evaluate the fair values of aircraft and related equipment, ROU assets and lease liabilities, certain accrued liabilities and contingencies arising from the administration process, and income tax balances. Changes to these estimates during the measurement period may result in material adjustments to the fair value of assets acquired and liabilities assumed.

Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their acquisition-date fair values as of December 18, 2025. The current purchase price allocation resulted in a $111.2 million bargain purchase gain due to Rex's distressed financial condition and the administrators' determination, following a formal bidding process, that the Company's offer represented the optimal outcome for Rex's creditors.

During the twelve months ended March 31, 2026, the Company incurred transaction costs of $3.3 million, which were expensed and included as a component of general and administrative expense in the consolidated statements of income (loss).

Total purchase consideration	$10,174
Less: Net assets acquired	(121,364)
Bargain purchase gain	$(111,190)

Based on internal assessments as well as discussions with the Rex business’s management, the Company has identified the following significant tangible assets recorded within property and equipment: aircraft, spare aircraft engines, rotable aircraft parts, land and buildings and other property, plant and equipment. The estimated useful lives over which the tangible assets will be amortized are as follows: aircraft (4.4 years), spare aircraft engines (4.2 years), rotable aircraft parts (4.1 years), buildings (24.2 years) and other property, plant and equipment, which primarily consists of furniture and fixtures, computer equipment and motor vehicles (2.2 years).

As of the effective date of the Acquisition, identifiable intangible assets are required to be measured at fair value, and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of these consolidated financial statements, the fair value and weighted-average useful lives of these intangible assets have been estimated using variations of the income approach. Significant inputs used to value these intangible assets include projections of future cash flows, long-term growth rates, customer attrition rates, discount rates, royalty rates, and applicable income tax rates.

The following table sets forth the operating results of Rex that are included in the Company’s consolidated statements of income, inclusive of intercompany transactions, for the period beginning on December 18, 2025 and ending on March 31, 2026:

March 31, 2026 (in thousands):	Income Statement Post-Acquisition
Revenue	$55,314
Net loss	(16,653)

Pro forma consolidated financial information

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the twelve months ending March 31, 2026 and 2025 as if the Acquisition had occurred on April 1, 2024:

	Twelve Months Ended March 31,
	2026	2025
Net revenues	$492,116	$482,538
Operating loss	(14,995)	(10,359)
Net Income (Loss)	(28,949)	91,568
Net Income (Loss) per share:
Basic	$(10.71)	$33.30
Diluted	$(10.71)	$33.30

The unaudited pro forma consolidated results for the twelve months ending March 31, 2026 and 2025 were prepared using the acquisition method of accounting and are based on the historical financial information of Rex and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on April 1, 2024. The bargain purchase gain recognized in the current period, has been reflected in the unaudited pro forma consolidated financial information as if the acquisition had occurred on April 1, 2024.
3.    MAJOR CUSTOMER
35% and 39% of the Company’s consolidated revenues were derived from services performed for FedEx by the Company's overnight air cargo segment during the fiscal years ended March 31, 2026 and 2025, respectively. 14% and 35% of the Company’s consolidated accounts receivable at March 31, 2026 and 2025, respectively, were due from FedEx Corporation.
4% and 13% of the Company’s consolidated revenues were derived from services performed for American Airlines Corporation by the Company's commercial aircraft, engines and parts and ground support equipment segments in fiscal 2026 and 2025, respectively. 9% and 19% of the Company’s consolidated accounts receivable at March 31, 2026 and 2025, respectively, were due from American Airlines Corporation.
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
Assets Measured and Recorded at Fair Value on a Recurring Basis
The following consolidated balance sheet items are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31,
	2026	2025
Marketable securities (including restricted investments) (Level 1)	$1,026	$1,105
Contrail earnout (Level 3)	442	1,539
The fair value of Contrail's earnout is valued using an income approach and is classified as Level 3 in the hierarchy. See Note 22.
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable approximate their fair values at March 31, 2026 and 2025.
5.    INVENTORIES
Inventories consisted of the following (in thousands):

	Year Ended March 31,
	2026	2025
Inventories:
Raw materials	$5,252	$6,928
Work in process	2,357	2,342
Finished goods	4,406	5,358
Aircraft parts for sale	49,553	28,794
Expendable parts	20,745	—
Total inventories	82,313	43,422
Reserves	(5,186)	(4,906)
Total inventories, net of reserves	$77,127	$38,516

A write-down of $0.9 million and $1.5 million was recorded on the inventory of the commercial aircraft, engines and parts segment during the fiscal years ended March 31, 2026 and March 31, 2025, respectively. The write-downs were attributable to our evaluation of the carrying value of inventory as of each period end, where we compared its cost to its net realizable value and considered factors such as physical condition, sales patterns and expected future demand to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory.
6.    LESSOR ARRANGEMENTS
Equipment Leases

The Company leases equipment to third parties, primarily through Contrail. Leases for aircraft and engines to aviation customers typically have terms ranging from one and four years under operating lease agreements. The Company depreciates aircraft and engines on a straight-line basis over the assets' useful life from the acquisition date to an estimated residual value.

For the assets currently on lease, there are no options for the lessees to purchase the assets at the end of the lease term. Depreciation expense relating to equipment leases during the fiscal years ended March 31, 2026 and 2025 was $0.7 million and $1.5 million, respectively.

Future minimum undiscounted rental payments to be received do not include contingent rentals that may be received under certain leases because amounts are based on usage. Earned contingent rent on equipment leases totaled approximately $0.5 million and $1.1 million during the fiscal years ended March 31, 2026 and 2025, respectively. Future minimum lease payments under the leased equipment are $0.2 million.

On August 26, 2024, Contrail executed the operating agreement for CASP Leasing I, LLC ("CASP"), a newly-created and 95% owned subsidiary of Contrail. Shortly thereafter, on August 29, 2024, CASP entered into two purchase agreements to acquire, and subsequently lease, two Airbus Model A321-111 aircraft. On July 15, 2025, CASP completed the sale of these two aircraft, including their associated engines, for a total contracted sales price exceeding $25.0 million. In connection with the sale, CASP executed assignment, assumption, and amendment agreements under the existing leases, thereby transferring all lessor rights and obligations to the purchaser. After applying purchase price adjustments for deposits and rent payments as described in the sale and purchase agreements, CASP received net closing proceeds of $19.9 million and recognized a gain of $7.0 million which is presented as gain on sale of aircraft on lease on the consolidated statements of income (loss).

Office leases

The Company leases offices to third parties with lease terms of up to twenty-nine years under operating lease agreements. For the offices currently on lease, there are no options for the lessees to purchase the spaces at the end of the leases. Our contractual obligations for offices currently on lease can include termination and renewal options. We utilize the reasonably certain threshold criteria in determining which options our customers will exercise.

The Company recognized rental and other revenues related to operating lease payments of $1.7 million, of which variable lease payments were $0.7 million, during both fiscal years ended March 31, 2026 and 2025. Future minimum rental payments to be received do not include variable lease payments that may be received under certain leases because amounts are based on usage. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for office leases in effect as of March 31, 2026:

Year Ended March 31,
2027	$990
2028	849
2029	774
2030	743
2031	673
Thereafter	1,151
Total	$5,180
7.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Year Ended March 31,
	2026	2025
Furniture, fixtures and equipment	$10,983	$7,282
Leasehold improvements	9,011	8,393
Land and buildings	27,348	13,850
Aircraft, engines, and related rotable parts	133,253	—
	180,595	29,525
Accumulated depreciation	(18,571)	(9,240)
Property and equipment, net	$162,024	$20,285

During the fiscal years ended March 31, 2026 and 2025, depreciation on property and equipment amounted to $10.2 million and $1.7 million, respectively.
8.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$889	$(681)	$208
Internally developed software	5,196	(1,574)	3,622
In-place lease and other intangibles	1,094	(557)	537
Customer relationships	8,446	(2,707)	5,739
Patents	1,139	(1,118)	21
Government contracts	716	(195)	521
Tradenames	1,233	(46)	1,187
Other	1,551	(1,168)	383
	20,264	(8,046)	12,218
In-process software	811	—	811
Intangible assets, total	$21,075	$(8,046)	$13,029

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$865	$(549)	$316
Internally developed software	3,658	(1,111)	2,547
In-place lease and other intangibles	1,094	(460)	634
Customer relationships	8,012	(2,007)	6,005
Patents	1,139	(1,114)	25
Government contracts	—	—	—
Tradenames	—	—	—
Other	1,512	(1,089)	423
	16,280	(6,330)	9,950
In-process software	70	—	70
Intangible assets, total	$16,350	$(6,330)	$10,020
The increase in customer relationships from March 31, 2025 to March 31, 2026 relates to changes in foreign currency translation adjustments.
Intangible assets obtained through the acquisition of Rex and recognized at acquisition date fair value included government contracts, tradenames, and internally developed software totaling $0.7 million, $1.2 million, and $1.4 million, respectively. The estimated useful lives over which the intangible assets will be amortized are as follows: government contracts (1.0 years), tradenames (7.5 years), and internally developed software (5.0 years). The weighted average amortization period is 5.1 years. Refer to Note 2 for additional information on the acquisition of Rex.
Based on the intangible assets recorded at March 31, 2026 and assuming no subsequent additions to, or impairment of the underlying assets, and no changes in foreign currency exchange rates. the remaining estimated annual amortization expense is as follows (in thousands):

Amortization
2027	$2,150
2028	1,548
2029	1,458
2030	1,450
2031	1,370
Thereafter	4,242
$12,218
Amortization expense totaled $1.6 million and $1.2 million for the fiscal years ended March 31, 2026 and 2025.
The carrying amount of goodwill as of March 31, 2026 and March 31, 2025 was $11.8 million and $10.5 million, respectively. The increase from the prior fiscal year end balance is attributable to the Royal acquisition within the overnight air cargo segment (as described in Note 2) of $1.0 million and the $0.3 million change in foreign currency translation adjustments related to the goodwill balance at Shanwick within the digital solutions segment. There was no impairment to goodwill during the twelve months ended March 31, 2026.
Goodwill for relevant segments and corporate and other, at original cost, consists of the following (in thousands):

	March 31, 2026	March 31, 2025
Overnight air cargo	$1,113	$76
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,478	6,239
Total reportable segment goodwill, at cost	11,818	10,542
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$11,818	$10,542

9. DEBT INVESTMENT
On February 12, 2026, the Company's wholly owned subsidiary AAM 24-1 entered into a profit participation note receivable (the "PPN") through executing a Note Subscription Agreement with Blue Crest Prospector Pico Duarte Designated Activity Company. The maximum principal amount of the PPN is up to $100.0 million, of which AAM 24-1 is required to participate for 20% of the amount, or $20.0 million. As a PPN, there is no stated interest rate and interest is accrued as 100% of the accounting profits as calculated for Irish tax purposes. The PPN and all accrued and unpaid interest mature 20 years from the date of issuance. The Payments under the note shall be subordinated to any senior debt. As of March 31, 2026 the principal and accrued but unpaid interest outstanding was $9.3 million.
10.    EQUITY METHOD INVESTMENTS
Bloomia Holdings, Inc. investment
The Company’s investment in Bloomia (NASDAQ: TULP), formerly Lendway, Inc. ("Lendway"), formerly Insignia Systems, Inc. ("Insignia"), is accounted for under the equity method of accounting. The Company has elected a three-month lag upon adoption of the equity method. As of March 31, 2026, the number of Bloomia's shares owned by the Company was 487,000, representing approximately 28% of the outstanding shares. As of March 31, 2026, the Company's net investment basis in Bloomia is zero.
On August 15, 2024, the Company entered into a delayed draw term loan with Bloomia for up to $2.5 million with an interest rate of 8.0% (the "Delayed Draw Term Loan"). On September 27, 2024 and January 15, 2025, the borrowing limit was increased to $3.5 million and $3.8 million, respectively. The Delayed Draw Term Loan limit increases were provided to assist with inventory purchases during the growing season and operating expenses as needed. All outstanding principal and accrued interest will become due and payable to the Company on the maturity date, which is earlier of August 15, 2029 or by written demand of the Company after February 15, 2026. As of March 31, 2026, $2.5 million of the principal balance remains outstanding and $0.3 million of interest has been accrued.
On September 15, 2025, Bloomia expanded its financing by entering into three promissory notes totaling $4.0 million among three of the largest shareholders, where Air T provided $1.1 million of additional funding (the "Promissory Note"). The notes were issued to Bloomia to assist with inventory purchase for the growing season and operating expenses as needed. The promissory note bears interest at a rate of 13.5% with all outstanding principal and accrued interest due on the maturity date, which is June 1, 2027. Prior to the maturity date, Bloomia may prepay any accrued interest or principal outstanding without penalty. As of March 31, 2026, $1.1 million of the principal balance remains outstanding and minimal interest has been accrued. Refer to Note 25 for further discussion of conversion of the notes with Bloomia into additional shares of Bloomia's common stock.
Due to the continued subordinated financial support, Bloomia is a variable interest entity to which the Company holds several variable interests. The Company has determined that it is not the primary beneficiary, as it does not control Bloomia's Board of Directors, which is the party with the power to direct the activities that most significantly impact the economic performance of Bloomia. Additionally, the Company's exposure to variability of Bloomia is limited to its 28% ownership in Bloomia's common stock and a total of $4.0 million of notes receivable and accrued interest from Bloomia. Accordingly, the Company does not consolidate Bloomia and will continue to account for its investment using the equity method of accounting.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in CCI is accounted for under the equity method of accounting. Due to differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million.
Blue Crest Aviation Partners 2025-01 LLC investment
In August 2025, the Company entered into an Amended and Restated Limited Liability Company Agreement as one of three investor members in Blue Crest Aviation Partners 2025-01 LLC ("BCAP"). BCAP was formed as a series LLC to function as an aircraft capital joint venture targeting investments in mid-life commercial jet aircraft on lease to airlines globally. The Company's initial investor interest in BCAP was represented by a capital commitment of $5.1 million, which represents 10.0% of all capital commitments for BCAP. The Company elected a three-month lag upon adoption of the equity method.
Crestone Asset Management, LLC investment
In May 2021, the Company formed an aircraft asset management business called Crestone Asset Management, LLC, and an aircraft capital joint venture called Crestone JV II LLC. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. The joint venture, CJVII, was formed as a series LLC ("CJVII Series"). It consists of several individual series that target investments in current generation narrow-body aircraft and engines. CAM was formed to serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII Series as governed by the Management Agreement between CJVII and CAM (“Asset Management Function”), and 2) to directly invest into CJVII Series alongside other institutional investment partners (“Investment Function”).
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
The Company determined that CAM is a variable interest entity and that the Company is not the primary beneficiary. This is primarily the result of the Company's conclusion that it does not control CAM’s Board of Directors, which has the power to direct the activities that most significantly impact the economic performance of CAM. Accordingly, the Company does not consolidate CAM and has determined to account for this investment using equity method accounting. The Company accounts for its investment in CAM using the hypothetical liquidation at book value ("HLBV") method without a reporting lag. The HLBV method uses a balance sheet approach to capture changes in the Company's claim on CAM's net assets from a period-

end hypothetical liquidation at book value. This approach provides a more accurate reflection of the Company's investment in CAM, compared to recording its proportionate share of income or loss.
On October 18, 2024, the Company entered into an unsecured promissory note with CAM for $2.5 million with an interest rate of 10.0%, through conversion of a portion of the Company's accounts receivable from CAM. All outstanding principal and accrued interest will become due and payable for the Company on the maturity date (which is October 15, 2027). Prior to the maturity, CAM may prepay any accrued interest or principal outstanding without penalty. As of March 31, 2026, $1.2 million of the principal balance and an immaterial amount of accrued and unpaid interest remains outstanding.
CAM's HLBV net assets, including common interests and investor interests, was $36.1 million and $37.8 million as of March 31, 2026 and 2025, respectively. Additionally, contributions from and distributions to both Air T and MRC for the fiscal year ended March 31, 2026 and 2025 are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Contributions	$3,555	$7,029
Distributions	$8,455	$11,847
Investment balances for the Company's equity method investees as of March 31, 2026 and 2025 is as follows (in thousands):

Investment	March 31, 2026	March 31, 2025
Bloomia	$—	$729
CCI	3,557	3,889
CAM	10,322	12,428
BCAP	10,909	—
Other equity method investments	1,280	1,957
Total	$26,068	$19,003
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the consolidated statements of income (loss), including basis difference adjustments and other comprehensive income adjustments, were as follows (in thousands):

	Year Ended March 31,
Investment	2026	2025
Bloomia	$(771)	$(1,609)
CCI	(332)	165
CAM	(360)	2,919
BCAP	(436)	—
Other equity method investments	388	225
Total	$(1,511)	$1,700
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the fiscal years ended March 31, 2026 and 2025, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Year Ended March 31,
Investment	2026	2025
Bloomia	$—	$—
CCI	—	—
CAM	4,366	4,907
BCAP	1,129	—
Other equity method investments	1,023	1,458
Total	$6,518	$6,365

11.     ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	March 31, 2025

Salaries, wages and related items	$15,774	$6,235
Profit sharing and bonus	4,416	2,980
Other deposits	849	513
Deferred income	22,153	3,686
Accrued interest expense	3,542	955
Other	2,983	2,322
Total	$49,717	$16,691
12.    LESSEE ARRANGEMENTS
The Company has operating leases for the use of real estate, machinery, and office equipment.

The components of lease cost for the fiscal years ended March 31, 2026 and 2025 were as follows (in thousands):

	Year Ended March 31,
	2026	2025
Operating lease cost	$3,860	$3,121
Short-term lease cost	1,429	1,111
Variable lease cost	1,207	1,049
Total lease cost	$6,496	$5,281
Amounts reported in the consolidated balance sheets for leases where we are the lessee were as follows (in thousands):

	March 31, 2026	March 31, 2025
Operating leases
Operating lease ROU assets	$14,594	$13,274
Operating lease liabilities	$15,592	$14,220

Weighted-average remaining lease term
Operating leases	9 years, 10 months	10 years, 3 months

Weighted-average discount rate
Operating leases	7.33%	5.67%
During the fiscal years ended March 31, 2026 and 2025, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $4.0 million and $4.1 million, respectively, of which $3.8 million was obtained through the acquisitions of Royal and Rex during the fiscal year ended March 31, 2026.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of March 31, 2026 are as follows (in thousands):

Fiscal	Operating Leases
2027	$4,374
2028	3,713
2029	2,342
2030	1,228
2031	760
Thereafter	9,257
Total undiscounted lease payments	21,674
Interest	(6,082)
Total lease liabilities	$15,592

13.    FINANCING ARRANGEMENTS
Borrowings of the Company and its subsidiaries are summarized below.
In connection with the acquisition of Royal on May 15, 2025, Air'Zona, CSA, GGS, MAC, WASI, Worthington, Jet Yard, Jet Yard Solutions, and Royal ("the Alerus Loan Parties") under the Revolving Credit Agreement with Alerus entered into Amendment No. 4 to Credit Agreement and Consent and Term Loan C with Alerus in the amount of $1.1 million. The purpose of the Amendment and Term Note was to provide a term loan to finance the full purchase price of the acquisition, to add Royal as an Alerus Loan Party to the Alerus credit agreement, as amended and to memorialize Alerus’ consent to the Royal acquisition. The new term loan matures May 15, 2030 and bears interest at the greater of 5.00% or the CME one-month term SOFR rate plus 2.25%. The term loan is secured by the terms of the Security Agreement dated as of August 29, 2024.

On May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with two Institutional Investors that replaced the Second Note Purchase Agreement ("Second NPA") transaction documents. Pursuant to the Third Note Purchase Agreement ("Third NPA") with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). For purposes of clarity and the avoidance of doubt, as of the closing date, the Institutional Investors advanced an additional $10.0 million to the Issuer and, as of May 30, 2025, had collectively advanced under the Multiple Advance Note to the Issuer the aggregate amount of $40.0 million. Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors are obligated to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates:

September 30, 2025	$10.0 million
January 30, 2026	$10.0 million
May 30, 2026	$10.0 million
September 30, 2026	$10.0 million
January 30, 2027	$10.0 million
May 30, 2027	$10.0 million
The Multiple Advance Note bears annual interest at a rate of 8.5% which is computed on the basis of a 30/360-day year and actual days elapsed and is payable semi-annually in arrears, pursuant to the terms of the Multiple Advance Note. The maturity date of the Multiple Advance Note is May 31, 2035. The Multiple Advance Note contains standard and customary events of default. The prior notes were cancelled and replaced by the Multiple Advance Note. Funds advanced under the Multiple Advance Note may be reinvested for a period of six years from the date of closing.

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
On November 24, 2025, Air T Acquisition 22.1, LLC ("ATA 22.1") entered into a $6.0 million term loan with Alerus. The loan proceeds were used to repay amounts due on the $3.5 million term loan from Bridgewater Bank. The new term loan is due on or before November 24, 2032 and has an interest rate of the greater of 5.00% or 1-month SOFR plus 1.90%. The loan may be prepaid at any time without penalty. The loan contains normal and customary default provisions and is secured by all the assets and membership interests of ATA 22.1 and 200,000 shares of TruPs owned by ATA 22.1, as well as an investment account of Air T. The loan requires ATA 22.1 to maintain marketable securities pledged as collateral in an amount that is at all times not less than the outstanding principal amount of the term loan, measured as of the end of each calendar month.
On November 24, 2025, Contrail entered into a Master Loan Agreement and Supplement No. 1 to Master Loan Agreement (collectively the “Master Loan Agreement”) with Alerus. The agreement provides for a $15.0 million revolving loan facility that is evidenced by a Promissory Note Revolving Note dated November 24, 2025 in the principal amount of $15.0 million. The funds are to be used for the purchases of engines and working capital needs. The revolving loan carries interest at the rate of 1-month SOFR plus 3.11% and the loan requires payments of interest only until maturity at November 24, 2027. There is no penalty on prepayment and the loan includes a 30 day resting period requirement if Contrail’s debt service coverage ratio exceeds 1.25 to 1.00, at any time during each annual period ending on the anniversary of the date of the revolving loan. The loan contains normal and customary default provisions and is secured by a security interest in all of Contrail’s assets. In addition, the loan is secured by a payment guaranty of Air T, in an aggregate amount not to exceed $2.0 million plus collection and collateral recovery costs. The Master Loan Agreement contains customary affirmative and negative covenants such as maintaining, as of the last day of each fiscal quarter, a quarterly rolling cash flow coverage ratio of not less than 1.25 to 1.00 and maintaining a tangible net worth of at least $15.0 million at all times.
On December 15, 2025, the Company and its wholly-owned subsidiary Air T Acquisition 25.1, LLC ("ATA 25.1"), entered into a Note Purchase Agreement (the “Agreement”) with two Institutional Investors (the "Investors"), which Investors had previously entered into the Third Note Purchase Agreement with the Company. Pursuant to the Agreement, ATA 25.1 issued to the Investors a 11.5% Senior Secured Note due December 15, 2031 in the aggregate principal amount of $40.0 million (the “Investor Note”). The loan proceeds were made immediately available to ATA 25.1’s wholly-owned subsidiary Air T Lending 25.1, LLC (“ATL 25.1”) and used to provide financing to Rex pursuant to the Syndicated Loan Note Subscription Agreement – Project Mustang dated December 17, 2025 between and among ATL 25.1, Rex and additional parties (the “New Cap Note Facility”). The New Cap Note Facility provides a A$50.0 million line of credit, matures on December 15, 2030, and bears interest at 12.0% per annum. Interest on the New Cap Note Facility must be paid equally between cash and capitalization (i.e., paid-in-kind through the issuance of additional debt), during the initial period, as defined in the Intercreditor Deed (i.e., the period commencing on December 17, 2025 and ending on the earlier of the date the applicable availability period in the New Facility Agreement (as defined below) has ended and the facilities under such loan agreement are fully drawn). Interest under the New Cap Note Facility is first payable on December 31, 2025, and such interest is payable quarterly thereafter. The New Cap Note Facility further permits the Rex Companies to incur other unsecured financial indebtedness up to an aggregate limit of A$10.0 million.

Interest on the Investor Note accrues at the rate of 11.5% per annum on the basis of a 30/360-day year (and actual days elapsed) and is payable quarterly in arrears. The Investor Note matures on December 15, 2031 and may not be prepaid, in whole or in part, prior to June 15, 2027 unless the prepayment premium specified therein has been paid. The Investor Note is secured by a pledge of all equity interests of ATA 25.1 and is guaranteed by the Company, which guarantee generally covers 25% of principal and interest due under the Investor Note and related documents. The Agreement includes customary covenants and events of default.
In connection with the Investor Note, the Company, ATA 25.1, Air T Rex, as defined in Note 2, and the Investors entered into a Contingent Payment Agreement that provides the Investors with the right to receive up to A$8.0 million (the "Maximum Contingent Payment Amount") of contingent payments after the Investor Note has been repaid in full, based on the gross revenues of Air T Rex and its direct and indirect subsidiaries on a consolidated basis. Upon full repayment of the Investor Note, ATA 25.1 shall pay the Investors contingent payments equal to 0.5% of the aggregate gross revenue of Air T Rex and its direct and indirect subsidiaries for each fiscal year beginning with the year the Investor Note has been repaid in full and continuing until the Investors have received an aggregate of the Maximum Contingent Payment Amount. Each annual payment is capped at A$2.0 million, with any excess above the cap treated as a rollover amount that carries forward to subsequent years until the Maximum Contingent Payment amount is reached. The Company determined the fair value of the Contingent Payment Agreement using a Monte Carlo simulation to estimate the potential contingent payments, and is considered a Level 3 fair value measurement. The simulation risk-adjusted the metric forecast by the metric discount factor, determined using a short-term revenue discount rate. The fair value of the Contingent Payment Agreement would have been different if there was a significant change in estimated gross revenues and the short-term revenue discount rate. As of March 31, 2026, the carrying value of the Contingent Payment Agreement was $1.3 million.
In December 2025, as part of the Company's acquisition of Rex, further discussed in Note 2, the Company assumed approximately $71.2 million in liabilities associated with the Commonwealth Facility Agreement originally dated November 11, 2024, with the Commonwealth. The Company determined the fair value of the CFA Debt using a discounted cash flow approach, consistent with market practice and applicable accounting standards for valuing long-dated, non-tradeable debt instruments. As of March 31, 2026, the carrying value of the CFA Debt was $23.8 million.
In December 2025, Rex and the Commonwealth entered into (i) an amendment and restatement of the Commonwealth Facility Agreement originally dated November 11, 2024 (the “Commonwealth Term Loan”), and (ii) a new facility agreement (the “New Facility Agreement” and, together with the Commonwealth Term Loan, the “Commonwealth Facilities”).
The Commonwealth Term Loan is for an initial term of 30 years and permits extension of the termination date by up to an additional 20 years (in two 10‑year increments) subject to specified conditions and requires mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. The Commonwealth Term Loan does not bear interest, provided that if Rex fails to maintain compliance with certain ‘Rex Regional Commitments’ (and a resulting event of default occurs), interest shall accrue on the outstanding principal at a rate of 2.00% per annum during the period of such non-compliance.
The fair value of the Commonwealth Term Loan on the date of the Rex acquisition was approximately $22.2 million, estimated using a DCF approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs, and is considered a Level 3 fair value measurement. The DCF values the forecasted cash flows related to Rex operations that are required to be used to prepay the note over its term. The fair value of the debt would have been different if there was a significant change to the cash flows for prepayment and the 15% discount rate applied to the cash flows. The face value exceeded the estimated fair value primarily due to the Commonwealth Term Loan bearing no contractual interest.
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

The Commonwealth Facilities are secured by general security deeds and certain real property and aircraft‑related security and, among other things: (i) include a financial covenant requiring the Rex Companies to maintain a minimum cash balance of A$5.0 million at all times until the New Cap Note Facility is fully drawn, (ii) require application of Excess Cash Flow as mandatory prepayments pursuant to the Intercreditor Deed, (iii) under the New Facility Agreement, provide for mandatory prepayments from asset sale proceeds, insurance proceeds not applied to repair or replacement, and Excess Cash Flow, (iv) restrict the sale or disposal of assets outside the ordinary course of business, subject to a basket for disposals where the market value or consideration does not exceed A$1.0 million in any financial year; and (v) under the Commonwealth Term Loan, requires mandatory prepayments from Excess Cash Flow in accordance with the Intercreditor Deed. Excess Cash Flow is calculated as available cash flow for that relevant period less required debt payments for that relevant period (excluding capitalized interest).
The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of March 31, 2026 and 2025:

(In Thousands)	March 31, 2026	March 31, 2025	Maturity Date	Interest Rate	Unused commitments as of March 31, 2026	Type of Debt
Air T Debt
Debt - Air T Funding Trust Preferred Securities[1]	$38,719	$35,342	6/7/2049	8.00%		Recourse
Total	38,719	35,342

Alerus Loan Parties Debt
Revolver - Alerus	10,545	6,050	8/28/2027	Greater of 5.00% or 1-month SOFR + 1.90%	$9,455	Recourse
Overline Note - Alerus	—	—	10/31/2025	Greater of 5.00% or 1-month SOFR + 2.00%	—	Recourse
Term Note A - Alerus	8,295	9,827	8/15/2029	1-month SOFR + 2.00%		Recourse
Term Note C - Alerus	925	—	5/15/2030	Greater of 5.00% or 1-month SOFR + 2.25%		Recourse
Total	19,765	15,877

Contrail Debt
Revolver - Alerus	8,181	—	11/24/2027	1-month SOFR + 3.11%	6,819	Limited recourse[2]
Revolver - ONB	—	3,127	11/24/2025	1-month SOFR + 3.56%	—	Limited recourse[3]
Term Note J - ONB	—	8,750	9/12/2028	1-month SOFR + 3.86%		Limited recourse[3]
Total	8,181	11,877

Wolfe Lake Debt
Term Loan - Bridgewater	8,778	9,059	12/2/2031	3.65%		Non-recourse
Total	8,778	9,059
1 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.
2 Includes Air T's guarantee of approximately $2.0 million.
3 Includes Air T's guarantee of approximately $1.6 million.

ATA 22.1 Debt
Term Loan - Alerus	6,000	—	11/24/2032	Greater of 5.00% or 1-month SOFR + 1.90%		Non-recourse
Term Loan - Bridgewater	—	3,500	2/8/2027	4.00%		Non-recourse
Term Loan A - ING	690	1,298	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,150	1,082	5/1/2027	4.00%		Non-recourse
Total	7,840	5,880

WASI Debt
Promissory Note - Seller's Note	—	398	1/1/2026	6.00%		Non-recourse
Total	—	398

AAM 24-1 Debt
Promissory Notes - Institutional Investors	60,000	30,000	5/31/2035	8.50%		Non-recourse
Total	60,000	30,000

MAC Debt
Term Loan - Bank of America, N.A.	2,157	2,271	2/21/2030	1-month SOFR + 0.11% + 1.75%		Non-recourse
Total	2,157	2,271

Rex Debt
Term Loan - Commonwealth[4]	23,842	—	11/11/2054	—%		Non-recourse
Line of Credit - Commonwealth	—	—	12/17/2032	12.00%	41,070	Non-recourse
Total	23,842	—

ATA 25.1
Term Note - Institutional Investors	41,271	—	12/15/2031	11.50%		Recourse
Total	41,271	—

Total Debt	210,553	110,704

Unamortized Premiums and Debt Issuance Costs	(2,357)	(379)
Total Debt, net	$208,196	$110,325

4 Reported at fair value which was lower than the debt's $73.8 million (A$107.8 million) face value as of March 31, 2026. The fair value was estimated using a DCF approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs.

The weighted average interest rate on short term borrowings outstanding as of March 31, 2026 and 2025 was 3.50% and 7.68%, respectively.
ATA 22.1's term loans with ING include several covenants that are measured once a year at March 31, including but not limited to, a negative covenant requiring a debt service coverage ratio of at least 1.10 to 1.00 and a senior net leverage ratio not greater than 1.50 to 1.00.
AAM 24-1's promissory notes with the Institutional Investors contain customary affirmative and negative covenants.
The MAC term loan with Bank of America, N.A. contains a number of covenants, including but not limited to maintaining a fixed coverage ratio of at least 1.25 to 1.00.
At March 31, 2026, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
March 31, 2027	$3,633
March 31, 2028	22,829
March 31, 2029	2,965
March 31, 2030	6,847
March 31, 2031	1,519
Thereafter	172,760
210,553
Unamortized Premiums and Debt Issuance Costs	(2,357)
$208,196
The Company assumes various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements such as debt and lease agreements.
Fair Value of Debts - The following table presents the carrying amounts and estimated fair values of the Company’s debt instruments, which are not measured at fair value on a recurring basis (in thousands):

	March 31, 2026	March 31, 2025
Carrying Value	$210,553	$75,362
Estimated Fair Value	$200,081	$92,984

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
Interest Expense, net
The components of net interest expense during the fiscal years ended March 31, 2026 and March 31, 2025 were as follows (in thousands):

	Year Ended March 31,
	2026	2025
Contractual interest	$10,969	$8,606
Amortization of deferred financing costs	268	323
Gain on interest rate swaps	(2)	(167)
Interest income	(748)	(375)
Accretion of fair value discount	1,328	—
Other	225	—
Total	$12,040	$8,387
Net interest expense for the Company and its subsidiaries were as follows for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Air T	$2,872	$3,504
Jet Yard	—	31
Alerus Loan Parties	1,486	997
Contrail	715	981
AirCo 1	—	378
Wolfe Lake	335	345
ATA 22.1	333	277
WASI	11	39
AAM 24-1	3,310	1,793
MAC	233	58
Rex	917	—
ATA 25.1	1,584	—
Other	244	(16)
Total	$12,040	$8,387
Cash paid for interest totaled $8.5 million and $8.4 million during the twelve months ended March 31, 2026 and 2025, respectively.

14.    RELATED PARTY MATTERS
Nick Swenson, CEO of the Company, along with his affiliates (other than the Company), successors and assignees, are the majority shareholders of CCI. As of March 31, 2026, Mr. Swenson and his affiliates, successors and assignees own 70.4% of ownership interests in CCI. Under the VIE model, Mr. Swenson and his affiliates (other than the Company), successors and assignees are the primary beneficiaries of CCI due to Mr. Swenson's controlling interest in CCI. Mr. Swenson has the ability to direct the activities of CCI that most significantly impact CCI's economic performance is not shared with the Company ("the related party group").
On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement with OCAS, Inc., the minority owner of Contrail. The purchase price for the 16% redeemed interest was $4.6 million, plus an earnout amount. The cash purchase price is payable pursuant to a secured, subordinated promissory note ("OCAS Loan"), payable beginning on May 1, 2024 and monthly thereafter for a twelve-month period of interest payments only with the outstanding balance amortized and paid over the following three years. The remaining balance is scheduled to be paid off during the fiscal year ended March 31, 2027. Interest accrues on the principal amount at an annual rate equal to the ten-year Treasury bond yield plus 375 basis points, compounded monthly. The rate adjusts on each anniversary date of the note. As of March 31, 2026, the outstanding principal balance on the OCAS Loan was $0.9 million.
On October 16, 2024, Air T converted a portion of receivables related to expense reimbursements for CAM to a note receivable in the amount of $2.5 million. The note accrues interest at a rate of 10% and is due with any accrued and unpaid interest on October 16, 2027. As of March 31, 2026, the outstanding principal balance on the note receivable was $1.2 million.
Subsequent to March 31, 2026, as noted in Note 25, on April 1, 2026, as part of a rights offering by Bloomia, the Company exchanged the full balance of its notes receivable with Bloomia for 994,989 shares of Bloomia's common stock.
15.    EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS
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
Air T's 2020 Omnibus Stock and Incentive Plan
On December 29, 2020, the Company’s Board of Directors unanimously approved the Omnibus Stock and Incentive Plan (the "Plan"), which was subsequently approved by the Company's stockholders at the August 18, 2021 Annual Meeting of Stockholders. The total number of shares authorized under the Plan is 420,000. Through March 31, 2026, options to purchase up to 399,300 shares have been granted under the Plan. Of the shares granted under the Plan, a total of 349,800 vest ratably over a period of ten years based on a specified service condition ("vested awards") and expire ten years after vesting. However, the ability to exercise vested awards, occurring at the conclusion of each annual vesting period, is contingent upon the Company's stock price meeting predetermined milestones outlined in the options agreements (the "market condition"). If the market condition is not fulfilled at the annual vesting period on June 30 of every year, the vested awards may not be exercisable at any subsequent point. On the preceding four vesting dates, June 30, 2025, 2024, 2023 and 2022, a total of 129,050 shares satisfied the service condition; however, they did not meet the market condition to become exercisable. For the fiscal year ended March 31, 2026, no unvested shares were forfeited due to employee departures. As of March 31, 2026, there were 244,750 granted options that may become exercisable on future vesting dates under the Plan. No options were exercisable as of March 31, 2026.

The total compensation cost recognized under the Plan was $0.1 million for both fiscal years ended March 31, 2026 and 2025. The unrecognized cost related to nonvested awards is $0.2 million, which is expected to be recognized over a weighted average period of 5.25 years.
On August 5, 2025, Air T granted 49,500 options under the Plan. Beginning August 6, 2026 and each anniversary date thereafter through August 6, 2035, 10% of the granted options will vest. For all of the options granted, half have a strike price of $30 and the other half have a strike price of $50. Should a grantee quit or services cease being provided, any options that have not vested will be forfeited. Options that vest each August 6 will be exercisable for a period of ten years after they become vested, meaning vested options that were not exercised will expire from August 6, 2036 through August 6, 2045. Management valued the granted options using the Monte Carlo option pricing model, noting the fair value on August 5, 2025 was $0.8 million. Expenses are recognized on a straight-line basis.
The key assumptions used in the Monte Carlo option pricing model were as follows:

Risk-free interest rate	4.13%
Expected dividend yield	—
Expected term	10 Years
Expected volatility	53.62%
For the fiscal year ended March 31, 2026, total compensation cost recognized for the options granted in fiscal 2026 was less than $0.1 million. The unrecognized compensation cost related to nonvested awards is $0.8 million, which is expected to be recognized over a weighted average period of 9.42 years.
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
The following is a description of the Company’s performance obligations as of March 31, 2026:

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
Leasing Revenue	Leasing revenue is recognized in accordance with ASC Topic 842. Refer to Note 6 for further details regarding the Company's leasing revenue.

The following table summarizes disaggregated revenues by type (in thousands):

	Year Ended March 31,
	2026	2025
Product Sales
Overnight air cargo	$48,789	$42,615
Ground support equipment	45,144	35,903
Commercial aircraft, engines and parts	74,790	106,946
Corporate and other	1,675	661
Support Services
Overnight air cargo	74,749	81,287
Ground support equipment	1,271	2,426
Commercial aircraft, engines and parts	9,198	7,923
Corporate and other	41	31
Leasing Revenue
Ground support equipment	—	69
Commercial aircraft, engines and parts	1,997	2,597
Corporate and other	1,708	1,713
Software Services
Digital solutions	9,081	7,268
Regional Airline
Regional airline	52,095	—
Other
Overnight air cargo	158	129
Ground support equipment	770	542
Commercial aircraft, engines and parts	934	749
Regional airline	3,219	—
Corporate and other	1,471	991
Total	$327,090	$291,850

See Note 19 for the Company's disaggregated revenues by geographic region and disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, and timing of revenue and cash flows are affected by economic factors.
Contract Balances and Costs
Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. Outstanding contract liabilities as of March 31, 2026 and March 31, 2025 were $22.8 million and $4.2 million, respectively. The amount of contract liabilities outstanding as of March 31, 2025 that were recognized during fiscal 2026 were $4.0 million.
Contract liabilities obtained from the acquisition of Rex were $16.0 million. Refer to Note 2 for additional information on the acquisition of Rex.
17.    EMPLOYEE BENEFITS
The Company has a 401(k) defined contribution plan covering domestic employees and an 1165(e) defined contribution plan covering Puerto Rico based employees (“Plans”). All employees of the Company are immediately eligible to participate in the Plans. The Company’s contributions to the Plans for the fiscal years ended March 31, 2026 and 2025 were approximately $1.1 million and $1.0 million, respectively, and were recorded in general and administrative expenses in the consolidated statements of income (loss).

18.    INCOME TAXES

Income (loss) before income taxes as shown in the consolidated statements of income (loss) consists of the following:

	Year Ended March 31,
	2026	2025
Domestic	$100,752	$(4,791)
Foreign	(14,732)	(197)
Total	$86,020	$(4,988)
Income tax expense (benefit) attributable to pretax income (loss) consists of (in thousands):

	Year Ended March 31,
	2026	2025
Current:
Federal	$153	$—
State	247	166
Foreign	1,617	557
Total current	2,017	723
Deferred:
Federal	(399)	83
State	(53)	(17)
Foreign	(196)	(366)
Total deferred	(648)	(300)

Total	$1,369	$423

Income tax expense attributable to pretax income (loss) differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to pretax income (loss) as follows (in thousands):

	Year Ended March 31, 2026
Rate Reconciliation Category	Total Amount	Rate (%)
Earnings Before Income Taxes	$86,020
U.S. Federal Statutory Tax Rate (21.0%)	18,064	21.0%
RECONCILING ITEMS:
1. State and Local Income Taxes, Net of Federal Effect[1]	112	0.1%
2. Foreign Tax Effects
Detail by Jurisdiction:
Australia
Rate Differential	(1,472)	-1.7%
Valuation allowance	3,742	4.4%
Other	993	1.2%
Other Foreign Jurisdictions	822	0.9%
3. Effect of Changes in Tax Laws or Rates Enacted in Current Period	—	0.0%
4. Effect of Cross-Border Tax Laws
Branch Income	430	0.5%
5. Tax Credits
Research & Development Credit	(30)	0.0%
Foreign Tax Credit	(810)	-1.0%
6. Changes in Valuation Allowances	3,204	3.7%
7. Nontaxable or Nondeductible Items
Bargain Purchase Gain	(23,350)	-27.1%
Other Permanent Items	(135)	-0.2%
8. Changes in Unrecognized Tax Benefits	—	0.0%
9. Other Adjustments
Other	(201)	-0.2%
Total Income Tax Expense	$1,369	1.6%
1State taxes in Florida and Pennsylvania represent the majority (greater than 50%) of the tax effect in this category.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively beginning with the fiscal year ended March 31, 2026. The rate reconciliations for the fiscal years ended March 31, 2025 and March 31, 2024 are presented below in the format applicable before adoption:

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

During the fiscal year ended March 31, 2026, the Company paid approximately $0.9 million in income taxes, net of refunds received, consisting of $0.2 million to U.S. federal jurisdictions, $0.2 million to U.S. state jurisdictions, and $0.5 million to foreign jurisdictions. Income taxes paid to individual jurisdictions equal to or exceeding 5% of total income taxes paid consisted of $0.5 million paid to the Netherlands and $0.1 million paid to the Commonwealth of Pennsylvania.

The Company did not record any liabilities for uncertain tax positions for the fiscal years ended March 31, 2026 and March 31, 2025.

On July 4, 2025, the U.S. signed into law the One Big Beautiful Bill Act, which included various provisions specific to businesses. The legislation has multiple effective dates, with certain provisions effective in Fiscal 2026 and others implemented in subsequent years. The Company has reflected the impact of the enacted provisions in its financial statements for the year ended March 31, 2026.

The Company (exclusive of Delphax which has a full valuation allowance) has federal gross operating losses of $1.2 million and state gross operating losses of $15.5 million, and foreign gross operating losses of $170.3 million at March 31, 2026. These net operating losses will begin to expire in tax year 2031. The Company has foreign tax credits of $1.2 million that will begin to expire in tax year 2029.

Deferred tax assets and liabilities were comprised of the following (in thousands):

	Year Ended March 31,
	2026	2025
Net operating loss & attribute carryforwards	$64,728	$11,681
Accrued expenses	5,937	442
Unrealized losses on investments	1,839	1,540
Inventory	—	1,149
Lease liabilities	3,963	3,463
Investment in partnerships	1,455	—
Other deferred tax assets	4,847	1,753
Total deferred tax assets	82,769	20,028
Property and equipment	(14,697)	(1,651)
Long-term debt	(14,922)	—
Inventory	(4,475)	—
Right-of-use assets	(3,749)	(3,236)
Outside basis on Rex Airlines Pty Ltd	(18,345)	—
Capital gain deferment	(1,773)	(1,793)
Foreign intangible assets	(2,532)	(1,830)
Investment in partnerships	—	(2,159)
Other deferred tax liabilities	(1,726)	(403)
Total deferred tax liabilities	(62,219)	(11,072)

Net deferred tax assets	20,550	8,956

Less valuation allowance	(22,048)	(11,103)

Net deferred tax liabilities	$(1,498)	$(2,147)

The Company is not asserting indefinite reinvestment concerning foreign earnings in the Netherlands. The Company has not recorded deferred taxes associated with these undistributed earnings, as the impact of any future distribution will not have a material tax impact. The Company continues to assert that it will permanently reinvest all other foreign earnings, including basis differences of all the Company's foreign subsidiaries. As a result of its permanent reinvestment assertion, the Company has not recorded deferred taxes related to its foreign subsidiaries under the indefinite exception. The Company has not determined the deferred tax liability associated with these undistributed earnings and basis differences, as such a determination is not practicable.

Valuation Allowance

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2026. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2026, a valuation allowance of $22.0 million (inclusive of the Delphax entities’ valuation allowances that were discussed above) has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum tax. Several jurisdictions in which the Company operates have enacted laws effective January 1, 2024, consistent with the OECD's framework. While details around the global minimum tax in each jurisdiction are uncertain, the Company has assessed the applicability of these rules and determined that it is not subject to the global minimum tax for the fiscal year ending March 31, 2026.
Delphax

Effective on November 24, 2015, Air T, Inc. purchased interests in Delphax. With an equity investment level by the Company of approximately 67%, Delphax is required to continue filing a separate U.S. corporate tax return.

Delphax maintains a September 30 fiscal year end, and the returns for the fiscal year ended September 30, 2025 has not been filed. The gross deferred tax balances related to Delphax includes federal and state loss carryforwards of $8.7 million and $1.8 million, respectively. The net operating losses expire in varying amounts beginning in the tax year 2027.

The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be recovered. In accounting for Delphax's tax attributes, the Company has established a full valuation allowance of $1.8 million as of March 31, 2026 and March 31, 2025, respectively. The cumulative tax losses incurred by Delphax in recent years was the primary basis for the Company’s determination that a full valuation allowance should be established against Delphax’s net deferred tax assets.
19.    GEOGRAPHICAL INFORMATION
The net book value of tangible long-lived assets, which include property and equipment as well as assets on lease, net of accumulated depreciation, located in the U.S, the Company's country of domicile, and held outside the U.S., are summarized in the following table (in thousands):

	March 31, 2026	March 31, 2025
United States	$19,929	$20,422
Australia	142,013	8
Bulgaria	—	14,435
Other Foreign	82	82
Total tangible long-lived assets, net	$162,024	$34,947
Total revenue is summarized in the following table (in thousands):

	Year Ended March 31,
	2026	2025
Operating Revenues:
Overnight Air Cargo
United States	$118,178	$120,804
Foreign	5,518	3,227
Total Overnight Air Cargo	123,696	124,031
Ground Support Equipment
United States	45,316	36,175
Foreign	1,869	2,765
Total Ground Support Equipment	47,185	38,940
Commercial Aircraft, Engines and Parts
United States	54,323	79,138
Foreign	32,596	39,077
Total Commercial Aircraft, Engines and Parts	86,919	118,215
Digital Solutions
United States	1,963	1,781
Foreign	7,118	5,487
Total Digital Solutions	9,081	7,268
Regional Airline
United States	—	—
Australia	55,314	—
Total Regional Airline	55,314	—
Corporate and Other
United States	4,143	3,324
Foreign	752	72
Total Corporate and Other	4,895	3,396

Total Revenue	$327,090	$291,850

20.    SEGMENT INFORMATION
Air T's portfolio of businesses are managed on a highly decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Air T views the business activities.
In fiscal year 2026, the Company introduced a new reportable segment named regional airline. This new segment includes all reportable activity as it relates to the operating business of Rex after its acquisition on December 18, 2025 as discussed in Note 2.
Air T's five reportable segments are as follows:

Reportable Segment	Principal Business Activities
Overnight Air Cargo
Overnight air cargo primarily operates under its relationship with FedEx spanning over 40 years and represent two of eight companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern U.S. and upper Midwest, and in the Caribbean.

Commercial Aircraft, Engines and Parts
The commercial aircraft, engines and parts segment manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines

Ground Support Equipment	Ground support equipment manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.
Digital Solutions
Digital solutions develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues. Prior to March 31, 2025, digital solutions operations were reported as part of the central corporate function referred to as Corporate and Other.

Regional Airline	The regional airline segment's primary operations focus on sustaining and growing essential regional passenger and cargo air connectivity. The segment consists of Regional Express Holdings Pty Ltd, which operates a fleet of Saab 340 aircraft that provide vital connections between Australia's regional centers and capital cities for its customers.

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

Segment data is summarized in the following tables (in thousands):

	Year ended March 31, 2026
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total
Revenue from external customers	$123,696	$86,919	$47,185	$9,081	$55,314	$322,195
Intersegment revenue	4,991	2,990	—	16	—	7,997
	128,687	89,909	47,185	9,097	55,314	330,192
Reconciliation of revenue
Other revenue[1]						5,074
Elimination of intersegment revenue[2]						(8,176)
Total consolidated revenue						$327,090
Cost of sales:
Cost of sales from external sources	104,100	61,579	36,726	3,589	44,878
Intersegment cost of sales	4,992	3,329	—	14	138
	109,092	64,908	36,726	3,603	45,016
Less:[3]
General and administrative	12,842	25,066	6,209	5,922	15,476
Gain from sale of aircraft	—	(7,034)	—	—	—
Other segment items[4]	564	738	140	851	9,058
Segment profit (loss)	6,189	6,231	4,110	(1,279)	(14,236)	1,015

Reconciliation of profit (loss)
Other revenue[1]						5,074
Other cost of sales[1]						(1,935)
Other expenses[1]						(4,501)
Interest expense						(12,040)
Income from equity method investments						(1,740)
Gain on bargain purchase						111,190
Other non-operating expense[5]						(193)
Other corporate expenses						(12,077)
Elimination of intersegment profits						1,227
Earnings before income taxes						$86,020
1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $0.2 million for the year ended March 31, 2026. After eliminations, Other revenue from third parties is $4.9 million for the year ended March 31, 2026.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
4 Other segment items consist of depreciation and amortization and remeasurement of the earnout liability.
5 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters, and expenses related to identifying and pursuing new corporate business initiatives.

	Year ended March 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total
Revenue from external customers	$124,031	$118,215	$38,940	$7,268	$—	$288,454
Intersegment revenue	880	1,197	—	—	—	2,077
	124,911	119,412	38,940	7,268	—	290,531
Reconciliation of revenue
Other revenue[1]						3,570
Elimination of intersegment revenue[2]						(2,251)
Total consolidated revenue						$291,850
Cost of sales:
Cost of sales from external sources	104,760	84,896	33,994	2,462	—
Intersegment cost of sales	911	1,323	—	—	—
	105,671	86,219	33,994	2,462	—
Less:[3]
General and administrative	12,531	24,113	5,888	5,078	—
Other segment items[4]	489	2,583	268	792	—
Segment profit (loss)	6,220	6,497	(1,210)	(1,064)	—	10,443

Reconciliation of profit (loss)
Other revenue[1]						3,570
Other cost of sales[1]						(1,191)
Other expenses[1]						(3,930)
Interest expense						(8,387)
Income from equity method investments						1,700
Other non-operating expense						(209)
Other corporate expenses[5]						(7,878)
Elimination of intersegment profits						894
Loss before income taxes						$(4,988)
1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $0.2 million for the year ended ended March 31, 2025. After eliminations, Other revenue from third parties is $3.4 million for the year ended March 31, 2025.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
4 Other segment items consist of depreciation and amortization and remeasurement of the earnout liability.
5 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters, and expenses related to identifying and pursuing new corporate business initiatives.

	Year ended March 31, 2026
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total Reportable Segments	Corporate and other	Total
Depreciation and amortization	$564	$1,404	$140	$851	$8,808	$11,767	$573	$12,340
Capital Expenditures	460	580	91	—	14,972	16,103	380	16,483

	Year ended March 31, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Regional Airline	Total Reportable Segments	Corporate and other	Total
Depreciation and amortization	$489	$2,148	$268	$792	$—	$3,697	$659	$4,356
Capital Expenditures	418	14,911	217	36	—	15,582	97	15,679

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
As of March 31, 2026, of the 244,750 options outstanding under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable. Potential common shares outstanding are not included in the computation of diluted income per share if their effect is anti-dilutive. During the fiscal year ended March 31, 2026, the Company had 244,750 potential shares from share-based awards that were anti-dilutive.

22.     COMMITMENTS AND CONTINGENCIES

Put/Call Options and Earnout
Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. The purchase price for the redeemed interest is $4.6 million in the form of a secured, subordinated promissory note, plus an earnout amount valued at $1.1 million. Under the Redemption Agreement, the Seller is entitled to an annual earnout payment equal to 9.14% of Contrail's adjusted EBITDA over $7.0 million in each fiscal year beginning on March 31, 2025 and continuing through March 31, 2029. Pursuant to the Redemption Agreement, Contrail is required to calculate the earnout payments annually within 30 days following the completion of the annual audits of the Company and Contrail and payment of any amount due is required following satisfaction of a procedure to address any objections to the calculated amount. As of March 31, 2026, the earnout pursuant to the Redemption Agreement is a Level 3 fair value measurement that is valued at $0.4 million. As of March 31, 2026, $0.4 million is classified as a long-term liability, respectively. For the fiscal year ended March 31, 2026, a gain has been recorded due to a decrease in fair value of $0.7 million as presented in operating expenses on the consolidated statements of income (loss).
In connection with the Redemption Agreement, the parties agreed to certain technical amendments to the First Amended and Restated Operating Agreement of Contrail and entered into a new Put and Call Agreement with respect to the remaining 5% interest in Contrail held by the Seller. Pursuant to the new Put and Call Agreement, commencing April 1, 2026 and at any time thereafter, either Contrail or the Seller has the option to elect by written notice to purchase or sell all of the remaining 5% interest in Contrail held by the Seller. The purchase price for the 5% interest is equal to 5% of the Contrail Equity Value, which is defined as an amount equal to nine times the average Adjusted EBITDA of Contrail's most recent three completed fiscal years at the time an option notice is delivered. The purchase price for the 5% interest is to be paid in equal quarterly installments over a three-year period, together with interest at the then current ten-year Treasury bond yield plus 2.5% adjusted annually. The Company has presented this redeemable non-controlling interest in Contrail ("Contrail RNCI") between the liabilities and equity sections of the accompanying consolidated balance sheets where the changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests.
In February 2022, in connection with the Company's acquisition of GdW and WorldACD B.V., consolidated subsidiaries of Shanwick, the Company entered into a shareholder agreement with the 30.0% non-controlling interest owners of Shanwick, providing for the governance of and the terms of membership interests in Shanwick. The shareholder agreement includes the Shanwick Put/Call Option with regard to the 30.0% non-controlling interest. The non-controlling interest holders are the executive management of the underlying business. The Shanwick Put/Call Option grants the Company an option to purchase the 30.0% interest at the call option price that equals the average EBIT over the three Financial Years prior to the exercise of the Call Option multiplied by eight. In addition, the Shanwick Put/Call Option also grants the non-controlling interest owners an option to require the Company to purchase from them their respective ownership interests at the Put Option price, that is equal to the average EBIT over the three Financial Years prior to the exercise of the Put Option multiplied by seven and one-half. The Call Option and the Put Option may be exercised at any time from the fifth anniversary of the shareholder agreement and then only at the end of each fiscal year of Air T ("Shanwick RNCI").
The Company has presented the Shanwick RNCI between the liabilities and equity sections of the accompanying consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period. As the Shanwick RNCI will be redeemed at established multiples of EBIT, it is considered redeemable at other than fair value. Changes in its estimated redemption value are recorded on our consolidated statements of operations within non-controlling interests.
The Shanwick RNCI and Contrail RNCI are measured at the higher of their carrying value or redemption value. As of March 31, 2026, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	Total
Beginning Balance as of April 1, 2025	$5,176	$1,878	$7,054
Contribution from non-controlling members	—	—	—
Distribution to non-controlling members	(493)	(651)	(1,144)
Net income attributable to non-controlling interests	439	449	888
Other comprehensive income attributable to the RNCI	184	—	184
Redemption value adjustments	958	2,406	3,364
Redemption of non-controlling interests	—	—	—
Ending Balance as of March 31, 2026	$6,264	$4,082	$10,346

CAM and CJVII
For CAM's Investment Function, as described in Note 10, CAM's initial commitment to CJVII was approximately $51.0 million. The Company and MRC have commitments to CAM in the respective amounts of $7.0 million and $44.0 million. These represent the investor interests of CAM, separate and distinct from the common interests. Any investment returns on CAM’s investor interests are shared pro-rata between the Company and MRC for each individual investment at the CJVII Series. Per its Operating Agreement, CAM is comprised of only two Series: the Onshore and the Offshore Series. Participation in each is determined solely based on whether a potential investment at the CJVII Series is a domestic (Onshore) or international (Offshore) investment. As of March 31, 2026, for its Investment Function, the Company has contributed $19.7 million to CAM’s Offshore Series and $1.0 million to CAM’s Onshore Series. The Company fulfilled its Investment Function initial commitment to CAM in fiscal year 2023.
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
Acquisition 25.1 Warrant Issuances
On December 17, 2025, ATA 25.1 sold for nominal consideration ten-year warrants to purchase an aggregate of 19% of the equity interests of ATA 25.1 to three Air T employees (the "Holder(s)") that worked closely on the acquisition of Rex. The warrants vest at the earliest of certain conditions or five years from their issuance for a cumulative exercise price of $1.4 million with an option for each Holder to net settle in shares of ATA 25.1 if the fair value were to exceed the exercise price. If a Holder departs the Company or any of its subsidiaries voluntarily, the Company has the option to repurchase the warrant from the Holder for the greater of $2.0 million or the fair market value of the warrant. Additionally, each Holder agrees to guarantee a pro rata portion of the Investor Note, as defined in Note 13, and share in any excess cash flow on an as exercised basis if there is no claim on cash flows for any current or future debt holder. The warrants are considered equity securities, and at the time of their issuance, the warrants were fair valued at $0.8 million, which will be recognized over the five-year vesting period as an expense.

23.    GUARANTEES

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

The maximum potential payments for nonfinancial guarantees may vary over time given changing circumstances related to the underlying asset. The maximum potential payments for nonfinancial guarantees were $4.3 million and $4.4 million at March 31, 2026 and 2025, respectively. There were no liabilities recorded related to the nonfinancial guarantees at both March 31, 2026 and 2025.

24.    SHARE REPURCHASES

On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split on June 10, 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. 1,264 shares were repurchased by the Company at an aggregate cost of $28,000 during the fiscal year ended March 31, 2026. During the fiscal year ended March 31, 2025, the Company repurchased 70,756 shares at an aggregate cost of $1.4 million, of which all were recorded as treasury shares. The Company has a total of 328,870 and 327,606 treasury shares as of March 31, 2026 and 2025, respectively. As of March 31, 2026, 750,964 shares may be repurchased pursuant to this program.
25.    SUBSEQUENT EVENTS

Cancellation of Bloomia Indebtedness for Exercise of Rights Offering

On April 1, 2026, as part of a rights offering by Bloomia, the Company exchanged the full balance of the its notes receivable with Bloomia, totaling $4.0 million of principal and unpaid interest, for 994,989 shares of Bloomia's common stock in addition to purchasing 123,456 shares. Following completion of the rights offering, the Company's equity interest in Bloomia constituted 1,605,264 shares or approximately 33.7% of the outstanding shares of Bloomia common stock after the rights offering closed.

Acquisition of Arena

On June 10, 2026, the Company, through its subsidiaries and affiliates, entered into and consummated a series of related agreements and transactions involving the reorganization and capitalization of its aviation asset management platform and the acquisition of Arena Aviation Partners B.V., a Netherlands private limited company (“Arena”). The transactions were completed through Crestone Air Partners, LLC, a Delaware limited liability company (“CAP”), which serves as the platform vehicle for the combined Crestone and Arena aviation asset management business.
At closing, the Company paid cash consideration of $21.8 million for 100% of the outstanding shares of Arena pursuant to that certain Share Purchase Agreement. The consideration is subject to closing adjustments for debt, transaction expenses and leakage. A portion of the consideration payable in respect of certain Class P Shares was deposited into an indemnity escrow with Bank of Utah, as escrow agent, to secure seller indemnification obligations under the Share Purchase Agreement.
Immediately prior to the closing, the Company owned 90% of the common interests in CAM. At this same time, entities controlled by the Mill Road Investors (the “MRC Parties”) collectively owned the remaining 10% of the common interests in CAM. In connection with the transactions, the Company and Aviation Growth Initiatives, LLC (“AGI”), a management-affiliated entity formed by executives of CAP, entered into a Membership Interest Purchase Agreement with the MRC Parties, pursuant to which the Company and AGI acquired the MRC Parties’ 10% common interest position in CAM for aggregate cash consideration of $6.2 million, with each of the Company and AGI contributing $3.1 million of the aggregate cash consideration.
Following that acquisition, the Company and AGI entered into a Redemption Agreement with CAM, pursuant to which the Company and AGI redeemed approximately 99% of their CAM common interests in exchange for CAM’s assignment to the Company and AGI of a portfolio of servicing agreement rights. The Company and AGI retained the remaining approximately 1% of CAM common interests and continue as common members of CAM. To the extent any servicing agreement requires third-party consent to assignment, the agreement will be treated as a non-assignable agreement held by CAM for the economic benefit of the Company and AGI pending receipt of the required consent. In connection with the reorganization, the parties also amended CAM’s limited liability company agreement to reflect the exit of the MRC parties from the common interest holder group and to preserve certain limited investor-protective consent rights held by specified MRC investor-side entities.

The acquisition will be accounted for as a business combination. Because the transaction occurred after March 31, 2026, no amounts related to Arena are included in the accompanying consolidated financial statements as of and for the year ended March 31, 2026. As of the date of this filing, the initial accounting for the business combination is incomplete due to the timing of the transaction and the ongoing evaluation of the fair values of the assets acquired and liabilities assumed.

Redemption of Contrail RNCI

On June 2, 2026 Contrail entered into a Subordinated Security Agreement (the "Put Agreement") with OCAS, Inc. (the "Seller"). As part of the Put Agreement, the Seller exercised its right to sell, and Contrail has agreed to buy, the remaining 5% interest the Seller has in Contrail, effective as of April 1, 2026, in exchange for a $3.5 million Secured Subordinated Promissory Note (the "Put Note"). The Put Note accrues interest on the principal amount at an initial rate be 6.8% and adjusts annually to the equivalent of the ten-year Treasury bond yield, adjusted on each anniversary date of the note, plus 2.50%. The interest under the note compounds monthly.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A.    Controls and Procedures.
Disclosure Controls
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2026. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective. In addition, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2026, and consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. GAAP.
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

On December 18, 2025, Air T Rex Acquisition, Inc., a wholly owned subsidiary of the Company, completed the acquisition of all of the outstanding capital stock of Rex pursuant to a share purchase agreement. We have excluded Rex from our assessment of internal control over financial reporting as of March 31, 2026, based on guidelines established by the SEC under which companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition, while integrating an acquired company. The Company is in the process of integrating its internal controls over financial reporting following the Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Rex represented $210.7 million (52%) of consolidated total assets as of March 31, 2026 and Rex revenues from acquisition on December 18, 2025 through March 31, 2026 represented $55.3 million (17%) of consolidated revenues for the fiscal year then ended.
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2026 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2026.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non Rule 10b5-1 trading arrangement during the Company's three months ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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
In this context, the Audit Committee has reviewed and discussed with management and the independent registered public accounting firm the audited financial statements as of and for the year ended March 31, 2026. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committee, as adopted by the Public Company Accounting Oversight Board and currently in effect. In addition, the Audit Committee discussed with the independent registered public accounting firm the written disclosures and letter required by Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the independent registered public accounting firm’s communication with the Audit Committee concerning independence and discussed with them their independence from the Company and its management. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with their independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 for filing with the Securities and Exchange Commission.
June 29, 2026
AUDIT COMMITTEE
Ray Cabillot, Chair
Peter McClung
Jamie Thingelstad
William R. Foudray
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
Equity Compensation Plan Information
The following table provides information as of March 31, 2026, regarding shares outstanding and available for issuance under Air T, Inc.’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders:
Air T 2020 Omnibus Stock Option Plan	244,750	N/A	20,700

Equity compensation plans not approved by security holders:	—	—	—
Total	244,750	N/A	20,700

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
Item 15.    Exhibits and Financial Statement Schedules.
1.Financial Statements
a.The following are incorporated herein by reference in Item 8 of Part II of this report:
(i)Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
(ii)Consolidated Balance Sheets as of March 31, 2026 and 2025.
(iii)Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended March 31, 2026 and 2025.
(iv)Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2026 and 2025.
(v)Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025.
(vi)Notes to Consolidated Financial Statements.
2.    Exhibits

No.	Description
2.1
Share Purchase Agreement, dated March 8, 2026, by and among Crestone Air Partners, Inc., Arena Aviation Partners B.V., the shareholders party thereto, and Dirk Jan Smit, as Securityholders’ Agent, as amended by the Addendum thereto, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

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

4.12	Indenture for the Debentures dated as of June 10, 2019, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.13	Supplemental Indenture dated as of March 3, 2021, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 5, 2021 (Commission File No. 001-35476)

4.14	Debenture dated as of June 10, 2019, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476)

4.15	Agreement as to Expenses dated as of June 10, 2019, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 13, 2019 (Commission File No. 001-35476).

4.16
Amendment No. 1 to Agreement as to Expenses and Liabilities, incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-1 filed August 23, 2023 (Registration No. 333-228485).

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

10.4
Form of Non-Qualified Stock Option Award Agreement under 2020 Omnibus Stock and Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q dated February 12, 2021 (Commission File No. 001-35476)*

10.5
Employment Agreement dated as of March 26, 2014 between the Company and Nicholas J. Swenson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2014 (Commission File No. 001-35476)*

10.6
Promissory Note and Business Loan Agreement executed as of March 7, 2018 between Contrail Aviation Support, LLC as Borrower, and Old National Bank as the Lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2018) (Commission File No. 001-35476)

10.7
Form of Second Amended and Restated Promissory Note Revolving Note, dated January 24, 2020 in the principal amount of $40,000,000 to Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.8
Third Amended and Restated Promissory Note Revolving Note of Contrail Aviation Support, LLC to Old National Bank dated September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.9
Fourth Amended and Restated Promissory Note Revolving Note executed by Contrail Aviation Support, LLC in favor of Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.10
Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.11
First Amendment to Master Loan Agreement, dated November 24, 2020 between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 11, 2020 (Commission File No. 001-35476)

10.12
Second Amendment to Master Loan Agreement, dated November 10,2022 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Commission File No. 001-35476)

10.13
First Amendment to Second Amendment to Master Loan Agreement and Third Amendment to Master Loan Agreement, dated March 22, 2023 between Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Old National Bank. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 22, 2023) (Commission File No. 001-35476)

10.14
Fourth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.15
Fifth Amendment to Master Loan Agreement by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank dated September 12, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission File No. 001-35476)

10.16
Supplement #1 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Old National Bank. incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.17
Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC, and Old National Bank. incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.18
Form of First Amendment to Supplement #2 to Master Loan Agreement, dated June 24, 2019 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.19
Form of Second Amendment to Supplement #2 to Master Loan Agreement, dated January 24, 2020 by and between Contrail Aviation Support, LLC and Old National Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2019 (Commission File No. 001-35476)

10.20
Form of Third Amendment to Supplement #2 to Master Loan Agreement with Exhibit A, dated September 25, 2020 by and between Contrail Aviation Support, LLC and Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2020) (Commission File No. 001-35476)

10.21
Fourth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank effective September 2, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 2, 2021 (Commission File No. 001-35476)

10.22
Fifth Amendment to Supplement #2 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.23
Air T, Inc. Continuing Guaranty in favor of Old National Bank, dated June 24, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-35476)

10.24
Form of Air T, Inc. Amendment to Continuing Guaranty in favor of Old National Bank, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 26, 2019 (Commission File No. 001-35476)

10.25
Supplement #8 to Master Loan Agreement dated November 24, 2020 between Borrowers Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC and Lender Old National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020) (Commission File No. 001-35476)

10.26
First Amendment to Supplement #8 to Master Loan Agreement between Contrail Aviation Support, LLC and Old National Bank dated May 26, 2023. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 2, 2023) (Commission File No. 001-35476)

10.27
Supplement #9 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated February 18, 2022, without exhibits, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 15, 2022 (Commission File No. 001-35476)

10.28
Fifth Amendment and Restated Promissory Note executed by Contrail Aviation Support, LLC in favor of Old National Bank effective September 5, 2023, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 5, 2023 (Commission File No. 001-35476).

10.29
Sixth Amendment to Supplement #2 to Master Loan Agreement by and between Contrail Aviation Support, LLC and Old National Bank effective September 5, 2023, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 5, 2023 (Commission File No. 001-35476).

10.30
Supplement #10 to Master Loan Agreement dated June 24, 2019 by and between CAS and Old National Bank dated March 28, 2024, without exhibits, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed April 2, 2024 (Commission File No. 001-35476).

10.31
Supplement #11 to Master Loan Agreement made and entered into by Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC, CASP Leasing I, LLC and Old National Bank dated September 12, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 18, 2024 (commission File No. 001-35476).*

10.32
Form of Contrail Asset Management, LLC Amended and Restated Limited Liability Company Agreement dated May 5, 2021, by and among the Members listed therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2021 (Commission File No. 001-35476)*

10.33
Aircraft dry lease and services agreement between FedEx and CSA Air, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.97 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.34
Aircraft dry lease and services agreement between FedEx and Mountain Air Cargo, Inc. dated June 1, 2021, incorporated by reference to Exhibit 10.98 to the Company’s Annual Report on Form 10-K dated June 25, 2021 (Commission File No. 001-35476)

10.35
Promissory Note with Bridgewater Bank dated December 2, 2021 in the principal amount of $9,900,000, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.36
Combination Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with Bridgewater Bank dated December 2, 2021, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 2, 2021 (Commission File No. 001-35476)

10.37
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.38
Schedule to the 2002 Master Agreement dated as of December 28, 2021 between Old National Bank and Contrail Aviation Support, LLC & Contrail Aviation Leasing, LLC, including Swap Transaction Confirmation dated January 7, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 7, 2022 (Commission File No. 001-35476)

10.39
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

10.40
Form of Loan Agreement between Air T Acquisition 22.1, LLC and Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.41
Form of Air T Acquisition 22.1, LLC $5,000,000 Promissory Note to Bridgewater Bank dated February 8, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2022 (Commission File No. 001-35476)

10.42
Form of Membership Interest Redemption and Earnout Agreement by and between Contrail Aviation Support, LLC and OCAS, Inc. executed May 30, 2024, without schedules, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.43
Form of Secured Subordinated Promissory Note between Contrail Aviation Support, LLC and OCAS, Inc., executed May 30, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.44
Form of Subordinated Security Agreement between Contrail Aviation Support, LLC and OCAS, Inc. executed May 30, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.45
Form of Second Amendment to First Amended and Restated Operating Agreement of Contrail Aviation Support, LLC executed May 30, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.46
Subordination Agreement among Old National Bank, OCAS, Inc. and Contrail Aviation Support, LLC dated September 12, 2024, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission File No. 001-35476).

10.47
Form of Put and Call Option Agreement by and between Contrail Aviation Support, LLC, OCAS, Inc. and Air T, Inc. executed May 30, 2024, without schedules, incorporated by reference to Exhibit 10.5 to the Company's Current Report Form 8-K filed on May 31, 2024 (Commission file No. 001-35476).

10.48
Exhibit A to Put Option Agreement (Secured Subordinated Promissory Note), incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.49
Exhibit B to Put Option Agreement (Secured Subordinated Security Agreement), incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed May 31, 2024 (Commission file No. 001-35476).

10.50
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

10.51
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

10.52
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

10.53
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

10.54
Form of Revolving Credit Note by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.55
$14,000,000 Amended and Restated Revolving Credit Note to Alerus Financial, National Association dated March 31, 2025, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 4, 2025 (Commission File No. 001-35476).

10.56
Employment Agreement between Air T, Inc. and Tracy Kennedy, executed February 27, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2026 (Commission File No. 001-35476).*

10.57
Form of Term Note A by the Borrowers executed August 29, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.58
Form of Security Agreement by the Borrowers in favor of Alerus Financial executed August 29, 2024, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.59
Form of Pledge Agreement by Air T, Inc. in favor of Alerus Financial executed August 29, 2024, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.60	Form of Guaranty of Air T, Inc. executed August 29, 2024, incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed August 30, 2024 (Commission File No. 001-35476).

10.61
Aircraft Sale and Purchase Agreement between CASP Leasing I, LLC and Aurick One Limited dated August 29, 2024 – Aircraft #1, incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K Filed September 5, 2024 (Commission File No. 001-35476).*

10.62
Aircraft Sale and Purchase Agreement between CASP Leasing I, LLC and Aurick One Limited dated August 29, 2024-Aircraft #2, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.63
Form of Aircraft Lease Agreement between CASP Leasing I, LLC and Electra Airways OOD – Aircraft #1, incorporate by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.64
Form of Aircraft Lease Agreement between CASP Leasing I, LLC and Electra Airways OOD – Aircraft #2, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 5, 2024 (Commission File No. 001-35476).*

10.65
Term Note J by Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and CASP Leasing I, LLC dated September 12, 2024, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 18, 2024 (Commission File No. 001-35476).

10.66
Credit Agreement by and among Mountain Air Cargo, Inc., a North Carolina corporation and Bank of America, N.A., executed August 29, 2024, without exhibits or schedules, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2025 (Commission File No. 001-35476).

10.67
Form of Acknowledgment and Agreement by Air T, Inc. to Alerus Financial, National Association executed February 21, 2025, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 26, 2025 (Commission File No. 001-35476).

10.68
$3,000,000 Overline Note to Alerus Financial, National Association dated March 31, 2025, incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 4, 2025 (Commission File No. 001-35476).

10.69
$1,050,000 Term Note C to Alerus Financial, National Association dated May 15, 2025, incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 21, 2025 (Commission File No. 001-35476).

10.70
Amendment No. 4 to Credit Agreement and Consent by and among Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Worthington Aviation, LLC, Royal Aircraft Services, LLC, Air T, Inc. and Alerus Financial, National Association effective May 15, 2025, without schedules, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 21, 2025 (Commission File No. 001-35476).

10.71
Amended and Restated Revolving Credit Note of the Borrowers in the amount of $20,000,000 to Alerus Financial, National Association dated as of September 3, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.72
Amendment No. 5 to Credit Agreement by and among Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Royal Aircraft Services, LLC and Worthington Aviation, LLC, Air T, Inc. and Alerus Financial, National Association effective as of September 3, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.73
Amended and Restated Term Note A in the amount of $9,188,571.40 to Alerus Financial, National Association dated as of September 3, 2025, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.74
Acknowledgment and Agreement of Air T, Inc. as to Amendment No. 5 to Credit Agreement dated September 3, 2025, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.75
Unlimited Continuing Guaranty (Swap Transaction) of Air T, Inc. to and for the benefit of Alerus Financial, National Association entered into as of September 3, 2025, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 5, 2025 (Commission File No. 001-35476).

10.76
Third Note Purchase Agreement among Air T, Inc., AAM 24-1, LLC, Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Trust, dated May 30, 2025, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 2, 2025 (Commission File No. 001-35476).

10.77
Form of Multiple Advance Senior Secured Note, dated May 30, 2025, incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed June 2, 2025 (Commission File No. 001-35476).

10.78
Form of Amended and Restated Pledge Agreement dated May 30, 2025, incorporate by reference to Exhibit 10.3 on the Company's Current Report on Form 8-K filed June 2, 2025 (Commission File No. 001-35476).

10.79
Form of Sale and Purchase Agreement between CASP Leasing I, LLC and FTAI Aircraft Leasing Ireland (2025) DAC dated June 19, 2025 (Airbus Model A-320-214), incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed June 25, 2025 (Commission File No. 001-35476)**

10.80
Form of Sale and Purchase Agreement between CASP Leasing I, LLC and FTAI Aircraft Leasing Ireland (2025) DAC dated June 19, 2025 (Airbus Model A-321-111), incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed June 25, 2025 (Commission File No. 001-35476)**

10.81
Bill of Sale – Airbus Model A321-111 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.82
Bill of Sale – Airbus Model A320-214 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.83
Acceptance Certificate – Airbus Model A321-111 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.84
Acceptance Certificate – Airbus Model A320-214 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.85
Assignment, Assumption and Amendment Agreement in respect of Airbus Model A321-111 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.86
Assignment, Assumption and Amendment Agreement in respect of Airbus Model A320-214 aircraft and engines dated July 15, 2025, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 18, 2025 (Commission File No. 001-35476).*

10.87
Term Note dated November 24, 2025 from Air T Acquisition 22.1, LLC to Alerus Financial, National Association in the principal amount of $6,000,000, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.88
Loan Agreement dated November 24, 2025 between Air T Acquisition 22.1, LLC to Alerus Financial, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.89
TPS Security Agreement dated November 24, 2025 made by Air T Acquisition 22.1, LLC in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.90
Security Agreement dated November 24, 2025 made by Air T Acquisition 22.1, LLC in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.91
Air T Investment Account Amended and Restated Pledge Agreement dated November 24, 2025 made by Air T, Inc. in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.92
Membership Interest Pledge Agreement dated November 24, 2025 made by Air T, Inc. in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.93
Master Loan Agreement dated November 24, 2025 between and among Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Alerus Financial, National Association, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.94
Supplement No. 1 to Master Loan Agreement dated November 24, 2025 between and among Contrail Aviation Support, LLC, Contrail Aviation Leasing, LLC and Alerus Financial, National Association, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.95
Promissory Note Revolving Note dated November 24, 2025 of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC to Alerus Financial, National Association in the principal amount of $15,000,000, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.96
Commercial Security Agreement dated November 24, 2025 of Contrail Aviation Support, LLC and Contrail Aviation Leasing, LLC to Alerus Financial, National Association, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.97
Continuing Guaranty dated November 24, 2025 by Air T, Inc. in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 1, 2025 (Commission File No. 001-35476).

10.98
Form of Note Purchase Agreement among Air T Acquisition 25.1, LLC, Air T, Inc. and Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.99
Form of Senior Secured Note of Air T Acquisition 25.1, LLC to Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.100
Form of Pledge Agreement of Air T, Inc., in favor of Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.101
Form of Parent Guaranty of Air T, Inc. dated December 15, 2025, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.102
Form of Contingent Payment Agreement by and among Air T, Inc., Air T Acquisition 25.1, LLC, Air T Rex Acquisition, Inc. and Honeywell Common Investment Fund and Honeywell International Inc. Master Retirement Fund dated December 15, 2025, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.103
Order dated December 11, 2025 of the Federal Court of Australia, New South Wales Registry, Division: General – In the Matter of: The Joint and Several Deed Administrators of each of the Regional Express Holdings Ltd (Subject to Deed of Company Arrangement) (ACN 099 547 270) and others named in the schedule, approving the Rex Express Acquisition, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.104
Form of Rex Group Creditors’ Trust Deed dated December 17, 2025, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.105
Form of Intercreditor Deed – Regional Express Airlines between and among the Commonwealth of Australia, Air T Lending 25.1, LLC, the Air T Security Trustee and Regional Express Holdings Limited, Rex Investment Holdings Pty Ltd, Regional Express Pty Ltd., Air Partners Pty Ltd., AAPA Victoria Pty Ltd., Australian Airline Pilot Academy Pty Ltd, Rex Flyer Pty Ltd., and Australian Aero Propeller Maintenance Pty Ltd. dated December 17, 2025, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.106
Form of Commonwealth Facility Agreement originally dated November 11, 2024, as further amended and restated, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.107
Form of Commonwealth Facility Agreement dated December 17, 2025, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.108	Form of General Security Deed dated December 17, 2025, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.109
Form of New Facility Agreement between and among the Commonwealth of Australia and Regional Express Holdings Limited, Rex Investment Holdings Pty Ltd, Regional Express Pty Ltd., Air Partners Pty Ltd., Rex Flyer Pty Ltd., Australian Aero Propeller Maintenance Pty Ltd., Australian Airline Pilot Academy Pty Ltd., and AAPA Victoria Pty Ltd. dated December 17, 2025, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.110	Form of New Cap Note Facility dated December 17, 2025, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.111
Form of Air T Acquisition 25.1, LLC Securities Purchase Agreement with Messrs. D. Philp, N. Swenson and J. Golbus dated December 17, 2025, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.112
Form of Air T Acquisition 25.1, LLC Warrant Agreement issued to Messrs. D. Philp, N. Swenson and J. Golbus dated December 17, 2025, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed December 18, 2025 (Commission File No. 001-35476).

10.113
Limited Liability Company Agreement of Crestone Air Partners, LLC, dated June 10, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.114
Membership Interest Purchase Agreement, dated June 10, 2026, by and among Crestone Asset Management, LLC, MRC Common Member LLC, MR CAM US Splitter 2, L.P., Aviation Growth Initiatives, LLC and Air T Acquisition 26.1, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.115
Redemption Agreement, dated June 10, 2026, by and among Crestone Asset Management, LLC, Aviation Growth Initiatives, LLC, Air T Acquisition 26.1, LLC, and Air T, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.116
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Crestone Asset Management, LLC, dated June 10, 2026, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.117
Escrow Agreement, dated June 10, 2026, by and among Crestone Air Partners, LLC, Dirk Jan Smit, as Securityholders’ Agent, and Bank of Utah, as escrow agent, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.118
Subscription Agreement for Class B Preferred Units of Crestone Air Partners, LLC, dated June 10, 2026, by and between Crestone Air Partners, LLC and Air T, Inc., incorporated by reference to Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.119
Subscription Agreement for Class A Common Units of Crestone Air Partners, LLC, dated June 10, 2026, by and between Crestone Air Partners, LLC and Air T Acquisition 26.1, LLC, incorporated by reference to Exhibit 10.6(b) to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.120
Subscription Agreement for Class B Preferred Units of Crestone Air Partners, LLC, dated June 10, 2026, by and among Crestone Air Partners, LLC, IF GPT Holdco PVT LLC and BOAC GPT Holdco PVT LLC, incorporated by reference to Exhibit 10.6(c) to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.121
Amendment No. 6 to Credit Agreement and Other Loan Documents, dated effective as of June 15, 2026, by and among Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Royal Aircraft Services, LLC, Worthington Aviation, LLC, Air T, Inc., as loan party agent and guarantor, and Alerus Financial, National Association, as lender, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.122
Overline Note, dated as of June 15, 2026, made by Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Royal Aircraft Services, LLC, Worldwide Aircraft Services, Inc. and Worthington Aviation, LLC in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.123
Acknowledgment and Agreement, dated June 15, 2026, by Air T, Inc., as guarantor, in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

19.1	Insider Trading Policy (filed herewith)

21.1	List of subsidiaries of the Company (filed herewith)

22.1	List of Issuers and Guarantors (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (filed herewith)

101
The following financial information from the Annual Report on Form 10-K for the year ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders Equity, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

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
Date: June 29, 2026    AIR T, INC.

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

	Signature	Title	Date

By:	/s/ Nick Swenson
	Nick Swenson	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2026

By:	/s/ Tracy Kennedy
	Tracy Kennedy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2026

By:	/s/ Raymond Cabillot
	Raymond Cabillot	Director	June 29, 2026

By:	/s/ William R. Foudray
	William R. Foudray	Director	June 29, 2026

By:	/s/ Gary S. Kohler
	Gary S. Kohler	Director	June 29, 2026

By:	/ s/ Peter McClung
	Peter McClung	Director	June 29, 2026

By:	/s/ Jamie Thingelstad
	Jamie Thingelstad	Director	June 29, 2026