Form 10-Q
period 2026-06-30
AIR T INC
filed 2026-08-14
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at July 31, 2026	2,681,748

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,
	2026	2025
Operating Revenues:
Regional airline	$55,909	$—
Overnight air cargo	29,969	30,589
Commercial aircraft, engines and parts	20,523	21,960
Ground support equipment	3,683	15,070
Digital solutions	2,487	2,096
Aviation leasing and asset management	1,365	—
Corporate and other	1,525	1,155
	115,461	70,870

Operating Expenses:
Regional airline (exclusive of depreciation)	45,258	—
Overnight air cargo	24,628	25,899
Commercial aircraft, engines and parts	14,791	14,656
Ground support equipment	2,526	12,303
Digital solutions	887	836
Aviation leasing and asset management	233	—
Corporate and other	430	415
General and administrative	29,648	15,031
Depreciation and amortization	9,885	1,284
Earnout remeasurement	—	(402)
	128,286	70,022

Operating (loss) income	(12,825)	848

Non-operating (expense) income:
Interest expense	(5,673)	(2,314)
Income (loss) from equity method investments	3,215	(19)
Other	246	678
	(2,212)	(1,655)

Loss before income taxes	(15,037)	(807)

Income tax expense (benefit)	660	(136)

Net loss	(15,697)	(671)

Net income attributable to non-controlling interests	(112)	(965)

Net loss attributable to Air T, Inc. stockholders	$(15,809)	$(1,636)

Loss per share (Note 6)
Basic	$(5.86)	$(0.61)
Diluted	$(5.86)	$(0.61)

Weighted average shares outstanding:
Basic	2,696	2,703
Diluted	2,696	2,703
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2026	2025
Net loss	$(15,697)	$(671)
Foreign currency translation gain	832	413
Unrealized gain on interest rate swaps	57	—
Reclassification of interest rate swaps into earnings	12	12
Allocation of comprehensive income from unconsolidated investments	(83)	5
Allocation of comprehensive income from noncontrolling interests	32	(248)
Total other comprehensive gain	850	182
Total comprehensive loss	(14,847)	(489)
Comprehensive income attributable to non-controlling interests	(112)	(965)
Comprehensive loss attributable to Air T, Inc. stockholders	$(14,959)	$(1,454)
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	June 30, 2026	March 31, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$16,667	$20,332
Marketable securities	1,247	1,026
Restricted cash	4,987	4,938
Accounts receivable, net of allowance for doubtful accounts of $1,706 and $1,614	33,304	39,889
Income tax receivable	676	196
Inventories, net	90,056	77,127
Prepaid expenses	6,710	8,851
Other current assets	4,475	7,617
Total Current Assets	158,122	159,976

Notes receivable - Crestone Asset Management, LLC ("CAM")	—	1,160
Notes receivable - Bloomia Holdings, Inc. ("Bloomia")	—	3,600
Debt investments (Note 8)	8,292	9,286
Property and equipment, net of accumulated depreciation of $27,446 and $18,571	175,185	162,024
Intangible assets, net of accumulated amortization of $8,667 and $8,046	57,083	13,029
Right-of-use ("ROU") assets	17,380	14,594
Equity method investments	27,858	26,068
Deferred income tax assets, net	266	102
Goodwill	19,592	11,818
Other assets	5,285	7,466
Total Assets	469,063	409,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	41,017	36,971
Income taxes payable	977	687
Accrued expenses and other (Note 4)	55,766	49,717
Current portion of long-term debt	9,046	3,633
Current portion of long-term debt - related party (Note 12)	—	915
Current portion of earnout liabilities	—	198
Short-term lease liabilities	3,888	3,403
Total Current Liabilities	110,694	95,524

Long-term debt	237,290	204,563
Deferred income tax liabilities, net	9,329	3,359
Long-term lease liabilities	14,553	12,189
Long-term earnout liabilities	12,388	244
Other non-current liabilities	1,651	2,023
Total Liabilities	385,905	317,902

Redeemable non-controlling interests	16,291	10,346

Commitments and contingencies (Note 14)

Equity:
Air T, Inc. Stockholders' Equity:
Preferred stock, $1.00 par value, 4,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 shares issued, 2,691,664 and 2,701,375 shares outstanding	758	758
Treasury stock, 338,581 shares at $19.63 and 328,870 shares at $19.56	(6,648)	(6,432)
Additional paid-in capital	1,687	1,122
Retained earnings	64,304	80,113
Accumulated other comprehensive income	5,099	4,249
Total Air T, Inc. Stockholders' Equity	65,200	79,810
Non-controlling Interests	1,667	1,065
Total Equity	66,867	80,875
Total Liabilities and Equity	$469,063	$409,123
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)	Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,697)	$(671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,885	1,284
(Income) loss from equity method investments	(3,215)	19
Other	893	440
Changes in operating assets and liabilities:
Accounts receivable	6,789	(653)
Inventories	(12,817)	(1,356)
Accounts payable	3,003	133
Accrued expenses	1,559	3,817
Income taxes payable	44	(335)
Other current assets	3,596	(2,821)
Other	3,130	(952)
Net cash used in operating activities	(2,830)	(1,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(8,822)	(2,037)
Distributions from unconsolidated entities	3,164	848
Advances on debt investments	(3,965)	—
Proceeds from debt investments	4,998	—
Proceeds from notes receivable - CAM	1,160	—
Capital expenditures related to property and equipment	(21,323)	(231)
Acquisitions of businesses, net of cash acquired	(19,177)	(1,180)
Other	(58)	(124)
Net cash used in investing activities	(44,023)	(2,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	55,390	35,966
Payments on lines of credit	(37,613)	(32,201)
Proceeds from term loan	15,000	10,850
Payments on term loan	(1,060)	(1,752)
Proceeds from issuance of Trust Preferred Securities ("TruPs")	755	—
Contribution from redeemable non-controlling interests	10,000	—
Other	(173)	(286)
Net cash provided by financing activities	42,299	12,577
Effect of foreign currency exchange rates on cash and cash equivalents	938	(292)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(3,616)	8,466
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	25,270	6,757
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$21,654	$15,223

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

(In Thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
Balance, March 31, 2026	3,030	$758	329	$(6,432)	$1,122	$80,113	$4,249	$1,065	$80,875

Net (loss) income[1]	—	—	—	—	—	(15,809)	—	1	(15,808)

Contributions from non-controlling interests	—	—	—	—	—	—	—	564	564

Repurchase of common stock	—	—	10	(216)	—	—	—	—	(216)

Stock compensation expense	—	—	—	—	47	—	—	—	47

Foreign currency translation gain[2]	—	—	—	—	—	—	832	—	832

Unrealized gain on interest rate swaps	—	—	—	—	—	—	57	—	57

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive loss from unconsolidated investments	—	—	—	—	—	—	(83)	—	(83)

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	32	—	32

ATA 25.1 warrants	—	—	—	—	—	—	—	37	37

Redemptions of redeemable non-controlling interests	—	—	—	—	518	—	—	—	518

Balance, June 30, 2026	3,030	$758	339	$(6,648)	$1,687	$64,304	$5,099	$1,667	$66,867

(In Thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)

Net (loss) income[1]	—	—	—	—	—	(1,636)	—	52	(1,584)

Distributions to non-controlling interests	—	—	—	—	—	—	—	(38)	(38)

Stock compensation expense	—	—	—	—	40	—	—	—	40

Foreign currency translation gain[2]	—	—	—	—	—	—	413	—	413

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	5	—	5

Allocation of comprehensive loss to redeemable non-controlling interests	—	—	—	—	—	—	(248)	—	(248)

Balance, June 30, 2025	3,030	$758	328	$(6,404)	$987	$494	$(465)	$1,712	$(2,918)

(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
(2) Cumulative translation adjustments were at a loss of $0.4 million and a gain of $0.1 million as of March 31, 2025 and June 30, 2025, respectively, and a gain of $4.5 million and $5.3 million as of March 31, 2026 and June 30, 2026, respectively.

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2026. The unaudited results of operations for the period ended June 30, 2026 are not necessarily indicative of the operating results for the full year.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03- Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this Update require disaggregated disclosure of income statement expenses for public business entities. This update does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements and disclosures.

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

2.    Acquisitions

2026 Arena Aviation Partners B.V.

On June 10, 2026, Crestone Air Partners, LLC ("CAP"), a subsidiary of Air T, Inc., completed the acquisition of 100% of the outstanding equity interests of Arena Aviation Partners B.V. ("Arena"), an aviation asset management and aircraft leasing company for a purchase price of $33.9 million (the "Acquisition"). The Company acquired Arena to expand its aviation leasing and asset-management platform. The acquired business is included in the aviation leasing and asset management segment.

The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). Consideration for the acquisition included cash of $21.7 million and contingent consideration with a fair value of $12.2 million. The contingent consideration consists of future cash payments to certain former owners of Arena equal to 57.5% of specified performance-based fees collected under certain servicing agreements acquired as part of the transaction. Payments are not contingent upon continued employment. The ultimate amount payable depends on future collections associated with the underlying agreements and is not subject to a contractual cap. The contingent consideration was recorded as a liability at its acquisition-date fair value and will be remeasured to fair value at each reporting date until settled, with changes recognized in earnings. For purposes of determining the fair value of the contingent consideration, the Company utilized a discounted cash flow ("DCF") approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values forecasted expected future payments based on the performance-based fees expected to be collected over the term of the earnout. The fair value of the contingent consideration would have been materially different if there was a significant change to the projected performance-based fees and the credit spread of 5.0% used to discount projected future payments of the earnout.

The purchase price was allocated to identifiable assets and liabilities based on information available on the date of the acquisition. The current purchase price allocation resulted in goodwill of $8.2 million.

The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to intangible assets, deferred taxes, and other acquisition-date estimates. The final determination of the fair values will be completed within the one-year measurement period. The purchase price was paid at closing, and transaction costs associated with the acquisition of $3.0 million were expensed as incurred and recognized within general and administrative expenses.

The following table summarizes the current acquisition-date fair values of the assets acquired and liabilities assumed as of June 10, 2026 (in thousands):

Fair Value of Assets Acquired and Liabilities Assumed	Amount
Assets:
Cash and cash equivalents	$2,589
Accounts receivable, net of allowance for doubtful accounts	470
Tax receivable	466
Prepaid expenses	6
Other current assets	210
Property and equipment	154
ROU assets	168
Intangible assets	29,684
Equity method investments	731
Goodwill	8,228
Total Assets	42,706

Liabilities
Accounts payable	(696)
Accrued expenses and other	(13)
Tax liabilities	(232)
Other liabilities	(27)
Current lease liability	(71)
Non-current lease liability	(98)
Deferred tax liability	(7,659)
Total Liabilities	(8,796)

Net Assets Acquired	$33,910

As of the effective date of the acquisition, identifiable intangible assets are required to be measured at fair value. For purposes of these consolidated financial statements, the fair value and weighted-average useful lives of these intangible assets have been estimated using the excess earnings method under the income approach. Significant inputs used to value these intangible assets include probability of renewal, contributory asset charge, long-term growth rates, discount rates, and applicable income tax rates. For purposes of determining the fair value of the identifiable intangible assets, the Company utilized a discounted cash flow ("DCF") approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values forecasted associated cash flows related to the customer relationships at Arena that drive the income for the acquired business. The fair value of the customer relationships would have been materially different if there was a significant change to the cash flows associated with the customer relationships and/or the discount rate applied to the cash flows for the existing contracts and institutional investor relationships of 21.0% and 25.0%, respectively.

The following table sets forth the identifiable intangible assets and their useful lives as of June 10, 2026 (in thousands):

Identifiable Intangible Assets	Useful Life in Years	Fair Value
Customer relationships - existing contracts	4	$14,193
Customer relationships - institutional investor relationships	11	15,491

Revenues of $0.6 million and a net loss of $0.4 million attributable to Arena are included in the Company’s unaudited condensed consolidated statements of income (loss) for the period beginning on June 10, 2026 and ending on June 30, 2026.

Pro Forma Consolidated Financial Information

The unaudited pro forma consolidated results for the three months ended June 30, 2026 and 2025 were prepared using the acquisition method of accounting and are based on the historical financial information of Arena and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.

The unaudited pro forma consolidated financial information presents the Company's results as if the acquisition had occurred on April 1, 2025, and is not indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on April 1, 2025. The pro forma adjustments do not include any of the cost savings and other synergies anticipated from the acquisition (in thousands).

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenue	$116,991	$73,452
Net Loss	(18,248)	(4,108)

2025 Regional Express Holdings Pty Ltd

On December 18, 2025, Air T Rex Acquisition, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the outstanding capital stock of Regional Express Holdings Pty Ltd ("Rex"), an Australian regional airline operator that had been in voluntary administration, pursuant to a Deed of Company Arrangement and a related Creditors Trust. Consideration transferred was $10.2 million, and the Company recognized a gain on bargain purchase of $111.2 million during the year ended March 31, 2026 within non-operating (expense) income. The acquisition established the Company’s regional airline segment. A complete description of the transaction, including the acquisition-date fair values of the assets acquired and liabilities assumed and the calculation of the gain on bargain purchase, is included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The initial accounting for the Rex acquisition remains incomplete. The amounts recorded for aircraft and related equipment, right-of-use assets and lease liabilities, certain accrued liabilities and contingencies arising from the administration process, and income tax balances are provisional pending completion of the Company’s valuation analyses. No measurement period adjustments were recognized during the three months ended June 30, 2026, and the amounts recognized as of the acquisition date are unchanged from those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The measurement period will end no later than December 18, 2026. Changes to these provisional amounts during the remainder of the measurement period may result in material adjustments to the fair values of the assets acquired and liabilities assumed and to the gain on bargain purchase.

The results of operations of Rex are included in the Company’s condensed consolidated financial statements for the three months ended June 30, 2026. Because Rex was acquired subsequent to June 30, 2025, no amounts related to Rex are included in the comparative prior year period.

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
The following is a description of the Company’s performance obligations as of June 30, 2026:

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

For cloud hosted software, the Company enters into service contracts that provide access to the software and customer support services. A performance obligation is created when the Company agrees to provide a particular service to a customer. For software access, revenue is recognized ratably over time for the daily performance obligation related to the customer's access to the cloud hosted software. For support services, revenue is recognized over time for the hourly performance obligation provided to the customer. Generally, subscription terms range from three to five years. Software access is usually billed monthly and support services are billed upon completion.

Aviation Leasing and Asset Management Revenue	The Company provides aircraft asset management and investment services on behalf of joint venture investors, generating revenue through origination fees, sourcing and due diligence fees, administrative fees, and management incentive fees.

These fees are recognized as revenue when earned at the close of a given transaction, with each lease rent payment, upon sale of an asset or completion of a lease contract, or when performance-based uncertainty is resolved.
Leasing Revenue	Leasing revenue is recognized in accordance with ASC Topic 842.
The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended June 30,
	2026	2025
Regional Airline Revenue
Regional airline	$52,212	$—
Product Sales
Overnight air cargo	10,842	12,476
Commercial aircraft, engines and parts	17,412	17,760
Ground support equipment	3,543	14,337
Corporate and other	260	167
Support Services
Overnight air cargo	18,987	17,992
Commercial aircraft, engines and parts	2,834	2,242
Ground support equipment	71	419
Corporate and other	6	16
Other
Regional airline	3,697	—
Overnight air cargo	140	121
Commercial aircraft, engines and parts	261	203
Ground support equipment	69	314
Corporate and other	851	517
Software Services
Digital solutions	2,487	2,096
Aviation Leasing and Asset Management
Aviation leasing and asset management	1,365	—
Leasing Revenue
Commercial aircraft, engines and parts	16	1,755
Corporate and other	408	455
Total	$115,461	$70,870
See Note 13 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to deferred revenue, our unconditional right to receive consideration in advance of performance with respect to subscription revenue and advanced customer deposits with respect to product sales. Outstanding contract liabilities as of June 30, 2026 and March 31, 2026 were $24.2 million and $22.8 million, respectively. The amount of contract liabilities outstanding as of March 31, 2026 that were recognized during the first quarter of fiscal 2027 was $19.5 million.

4.     Accrued Expenses and Other

(In thousands)	June 30, 2026	March 31, 2026

Salaries, wages and related items	$17,172	$15,774
Profit sharing and bonus	4,698	4,416
Other deposits	1,788	849
Deferred income	22,588	22,153
Accrued interest expense	2,322	3,542
Other	4,310	2,983
Total	$55,766	$49,717

5.    Income Taxes

During the three-month period ended June 30, 2026, the Company recorded $0.7 million in income tax expense at an effective tax rate ("ETR") of (4.4)%. The Company has computed the provision for income taxes using the discrete method. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2026 is the effect of the pre-tax loss and the U.S. consolidated group being in an estimated taxable income position, principally due to limitations of interest expense, notwithstanding the full valuation allowance on the Company’s U.S. consolidated group, as well as the valuation allowance related to Delphax Technologies, Inc. (“DTI”), Delphax Solutions, Inc. ("DSI"), and Rex and its subsidiaries, and the foreign rate differentials for Air T’s operations located in Australia, the Netherlands, Ireland and Puerto Rico.

During the three-month period ended June 30, 2025, the Company recorded an income tax benefit of $0.1 million at an ETR of 16.9%. The Company has computed the provision for income taxes based on the estimated annual ETR excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's ETR for the three-month period ended June 30, 2025 were the valuation allowance related to the Company's U.S. consolidated group, DTI, Landing Gear Support Services PTE LTD ("LGSS"), DSI, and BCCM Advisors (Kenya) Limited (“BCCM Kenya”), and the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico.
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
As of June 30, 2026, of the 212,000 options outstanding under Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable. Potential common shares outstanding are not included in the computation of diluted income per share if their effect is anti-dilutive. During the three months ended June 30, 2026, the Company had 212,000 potential shares from share-based awards that were anti-dilutive.

7.    Intangible Assets and Goodwill
Intangible assets as of June 30, 2026 and March 31, 2026 consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$889	$(714)	$175
Internally developed software	5,180	(1,719)	3,461
In-place lease and other intangibles	1,094	(580)	514
Customer relationships	53,230	(3,129)	50,102
Patents	1,139	(1,118)	21
Government contracts	718	(369)	349
Tradenames	1,238	(88)	1,150
Other	1,318	(950)	368
	64,806	(8,667)	56,140
In-process software	943	—	943
Intangible assets, total	$65,749	$(8,667)	$57,083

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$889	$(681)	$208
Internally developed software	5,196	(1,574)	3,622
In-place lease and other intangibles	1,094	(557)	537
Customer relationships	8,446	(2,707)	5,739
Patents	1,139	(1,118)	21
Government contracts	716	(195)	521
Tradenames	1,233	(46)	1,187
Other	1,551	(1,168)	383
	20,264	(8,046)	12,218
In-process software	811	—	811
Intangible assets, total	$21,075	$(8,046)	$13,029
Intangible assets obtained through the acquisition of Arena consisted of customer relationships for existing contracts and institutional investors and are included as part of customer relationships. Refer to Note 2 for additional information on the acquisition of Arena and related intangible assets.
As discussed in Note 9, the Company received a distribution of the rights to servicing agreements from CAM during the three months ended June 30, 2026. The fair value on distribution of the servicing agreements was $15.5 million and is included within customer relationships. The asset was deemed to have a useful life of five years. For purposes of determining the fair value of the identifiable intangible asset, the Company utilized a DCF approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values forecasted associated cash flows related to the servicing agreements that made up the asset management function at CAM. The fair value of the servicing agreements would have been materially different if there was a significant change to the cash flows associated with the servicing agreements and/or the discount rate applied to the cash flows for the servicing agreements of 14.5%.
The increase in customer relationships from March 31, 2026 to June 30, 2026 was primarily driven by the Arena acquisition and distribution from CAM. In addition, changes in foreign currency translation rates can result in changes to intangible asset balances displayed above.
Based on the intangible assets recorded at June 30, 2026 and assuming no subsequent additions to, or impairment of the underlying assets, and no changes in foreign currency exchange rates. the remaining estimated annual amortization expense is as follows (in thousands):

Year ending March 31,	Amortization Expense
2027 (excluding the three months ended June 30, 2026)	$6,892
2028	8,657
2029	8,567
2030	8,559
2031	5,646
2032	4,705
Thereafter	13,114
$56,140
Amortization expense totaled $0.9 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively.
Goodwill for relevant segments and corporate and other, at original cost, consists of the following (in thousands):

	June 30, 2026	March 31, 2026
Overnight air cargo	$1,113	$1,113
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,446	6,478
Aviation leasing and asset management	7,806	—
Total reportable segment goodwill, at cost	19,592	11,818
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$19,592	$11,818
The increase in the carrying amount of goodwill from March 31, 2026 to June 30, 2026 is primarily attributable to the Arena acquisition (as described in Note 2), as well as adjustments due to changes in foreign exchange rates. Subsequent to the acquisition of Arena, there was a purchase accounting adjustment for $0.3 million that reduced goodwill, There was no impairment of goodwill during the three months ended June 30, 2026.

8.     Debt Investments
The Company participates in profit participation notes receivable ("PPN") as part of the Company's investment strategy in association with its aircraft investments. The Company has subscribed to one PPN with Blue Crest Prospector Pico Duarte DAC ("Pico Duarte") and a second PPN with Blue Crest Aerie 1 DAC ("Aerie"). The issuer of the PPN utilizes the funds received to purchase aircraft investments that are on lease with a third party to generate income to repay the PPNs with interest. The Pico Duarte PPN does not have a stated interest rate, but accrues interest at 100% of the associated profits, as dictated by the respective agreements. The Aerie PPN accrues interest at the greater of 4.0% per annum or 100% of the accumulated net accounting profits, as dictated by the respective agreement. The following table summarizes the terms of the related notes in addition to the principal outstanding (in thousands):

	Principal Outstanding
PPN	6/30/2026	3/31/2026	Maximum Participation	Maturity Date
Pico Duarte	$4,808	$9,286	$20,000	2/22/2046
Aerie	3,484	—	4,000	3/30/2046
9.    Equity Method Investments
Bloomia Holdings, Inc. investment
The Company’s investment in Bloomia (NASDAQ: TULP), formerly Lendway, Inc., formerly Insignia Systems, Inc., is accounted for under the equity method of accounting. As of June 30, 2026, the number of Bloomia's shares owned by the Company was 1,605,000, representing approximately 33.7% of the outstanding shares.
In April 2026, as part of a rights offering by Bloomia, the Company exchanged the full balance of its notes receivable with Bloomia, totaling $4.0 million of principal and unpaid interest, for 994,989 shares of Bloomia's common stock in addition to purchasing 123,456 shares for $0.5 million. Due to the subordinated financial support, Bloomia is a variable interest entity to which the Company holds variable interests in the common stock. The Company has determined it is not the primary beneficiary, as it does not control Bloomia's Board of Directors, which is the party with the power to direct the activities that most significantly impact the economic performance of Bloomia. Additionally, the Company's exposure to variability of Bloomia is limited to its 33.7% ownership in Bloomia's common stock. Accordingly, the Company does not consolidate Bloomia and will continue to account for this investment using the equity method of accounting.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment at cost, with a basis difference of $0.3 million.
Blue Crest Aviation Partners 2025-01, LLC investment
In August 2025, the Company entered into an Amended and Restated Limited Liability Company Agreement as one of three investor members in Blue Crest Aviation Partners 2025-01 LLC ("BCAP"). BCAP was formed as a series LLC to function as an aircraft capital joint venture targeting investments in mid-life commercial jet aircraft on lease to airlines globally. The Company's initial investor interest in BCAP was represented by a capital commitment of $5.1 million, which represents 10.0% of all capital commitments for BCAP, which has been fully satisfied. The Company elected a three-month lag upon adoption of the equity method.
Crestone Asset Management, LLC investment
In May 2021, the Company formed an aircraft asset management business called Crestone Asset Management, LLC, formerly known as Contrail Asset Management LLC, and an aircraft capital joint venture called Crestone JV II LLC ("CJVII"), formerly known as Contrail JV II LLC. The venture focuses on acquiring commercial aircraft and jet engines for leasing, trading and disassembly. The joint venture, CJVII, was formed as a series LLC ("CJVII Series"). It consists of several individual series that target investments in current generation narrow-body aircraft and engines, building on Contrail’s origination and asset management expertise. CAM was formed to serve two separate and distinct functions: 1) to direct the sourcing, acquisition and management of aircraft assets owned by CJVII Series as governed by the Management Agreement between CJVII and CAM (“Asset Management Function”), and 2) to directly invest into CJVII Series alongside other institutional investment partners (“Investment Function”).
In October 2024, the Company entered into an unsecured promissory note with CAM for $2.5 million with an interest rate of 10.0%, through conversion of a portion of the Company's accounts receivable from CAM. On June 10, 2026, as part of the transactions described below, the entire balance and all outstanding unpaid interest was repaid.
On June 10, 2026, the Company, through its wholly owned subsidiary Air T Acquisition 26.1, LLC (“ATA 26.1”), and Aviation Growth Initiatives, LLC (“AGI”), a management-affiliated entity formed by executives of the Company’s wholly owned subsidiary Crestone Air Partners, Inc., entered into a Membership Interest Purchase Agreement with the MRC Common Members, pursuant to which ATA 26.1 and AGI each acquired 5% of the Common Interests of CAM previously held by the MRC Common Members for cash consideration of $3.1 million each ($6.2 million in the aggregate), increasing the Company’s aggregate Common Interest ownership (together with ATA 26.1) from 90% to 95%, with AGI holding the remaining 5%. Immediately following this purchase, the Company, ATA 26.1, and AGI entered into a Redemption Agreement with CAM, pursuant to which CAM redeemed approximately 99% of the Common Interests held by each of them on a pro rata basis (leaving a residual 1% Common Interest) in exchange for CAM’s assignment of its entire right, title, and interest in a portfolio of servicing agreements (the “Servicing Agreements”) that had historically constituted CAM’s Asset Management Function with a fair value of $15.5 million, allocated ratably based on Common Interests held immediately prior to the redemption. In connection with these transactions, the parties also amended CAM’s Second Amended and Restated Limited Liability Company Agreement (the “LLC Amendment”) to replace the CAM board seat previously designated for MRC with a Company/AGI-affiliated designee, and to replace MRC’s prior board-level veto rights with a direct contractual consent right held by the MRC Investor Members over specified significant actions of CAM, including approval of new investment opportunities, amendments to CAM’s governing documents, changes in distribution or fee allocations, and extraordinary transactions such as a merger, liquidation, or dissolution of CAM.
Following these transactions, CAM continues to be a variable interest entity, and management has concluded that the Company continues not to be CAM’s primary beneficiary. Although the Company and AGI now control CAM’s Board of Directors, the MRC Investor Members retain a substantive consent right over the activities that most significantly affect CAM’s economic performance, such that power over those activities continues to be shared between the Company/AGI-controlled Board and the unrelated MRC Investor Members. Accordingly, the Company continues to account for its investment in CAM under the equity method. The Company accounts for its investment in CAM using the hypothetical liquidation at book value ("HLBV") method without a reporting lag. The HLBV method uses a balance sheet approach to capture changes in the Company's claim on CAM's net assets from a period-end hypothetical liquidation at book value. This approach provides a more accurate reflection of the Company's investment in CAM, compared to recording its proportionate share of income or loss.

The Company recognized a gain of $1.8 million in connection with the redemption of its Common Interests in CAM. This gain is included in income (loss) from equity method investments, and represents the difference between the fair value of the servicing agreements received and the carrying amount of the Company’s common interests surrendered.
CAM's HLBV net assets, including common interests and investor interests, were $34.7 million and $37.3 million as of June 30, 2026 and 2025, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025
Contributions	$49	$3,767
Distributions	$2,306	$2,515
Investment balances for the Company's equity method investees as of June 30, 2026 and March 31, 2026 are as follows (in thousands):

Investment	June 30, 2026	March 31, 2026
CAM	$4,502	$10,322
BCAP	14,628	10,909
Bloomia	4,111	—
CCI	3,489	3,557
Other equity method investments	1,128	1,280
Total	$27,858	$26,068
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments and other comprehensive income adjustments, during the three months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended
Investment	June 30, 2026	June 30, 2025
CAM	$3,671	$(251)
BCAP	(330)	—
Bloomia	(293)	123
CCI	(68)	(29)
Other equity method investments	152	138
Total	$3,132	$(19)
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three months ended June 30, 2026 and 2025, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended
Investment	June 30, 2026	June 30, 2025
CAM	$1,934	$829
BCAP	1,190	—
Other equity method investments	346	298
Total	$3,470	$1,127

10.    Inventories

(In thousands)	June 30, 2026	March 31, 2026
Inventories:
Raw Materials	$5,975	$5,252
Work in process	2,341	2,357
Finished goods	12,158	4,406
Aircraft parts	55,865	49,553
Expendable parts	18,745	20,745
Total inventories	95,084	82,313
Reserves	(5,028)	(5,186)
Total inventories, net of reserves	$90,056	$77,127
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
The components of lease cost for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease cost	$1,254	$841
Short-term lease cost	642	279
Variable lease cost	316	246
Total lease cost	$2,212	$1,366

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of June 30, 2026 and March 31, 2026 were as follows (in thousands):

	June 30, 2026	March 31, 2026
Operating leases
Operating lease ROU assets	$17,380	$14,594
Operating lease liabilities	$18,441	$15,592

Weighted-average remaining lease term
Operating leases	9 years, 1 month	9 years, 10 months

Weighted-average discount rate
Operating leases	8.05%	7.33%

During the three months ended June 30, 2026, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $3.8 million.
The Company has an operating lease between entities under common control where the useful life of certain leasehold improvements exceeds the related lease term. As of June 30, 2026, the remaining lease term on the operating lease was three years, five months and the useful life of leasehold improvements that exceeded the lease term ranged from three years, seven months to three years, eleven months. As of June 30, 2026, the unamortized balance of such leasehold improvements was $0.2 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of June 30, 2026 are as follows (in thousands):

Year ending March 31,	Operating Leases
2027 (excluding the three months ended June 30, 2026)	$3,936
2028	4,660
2029	3,281
2030	1,930
2031	1,399
Thereafter	10,406
Total undiscounted lease payments	25,612
Interest	(7,171)
Total lease liabilities	$18,441

12.    Financing Arrangements
On May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with two Institutional Investors that replaced the Second Note Purchase Agreement ("Second NPA") transaction documents. Pursuant to the Third Note Purchase Agreement ("Third NPA") with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors agreed to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates, of which the Issuer has received all contractually required advances through June 30, 2026 (in thousands):

September 30, 2025	$10,000
January 30, 2026	10,000
May 30, 2026[1]	10,000
September 30, 2026	10,000
January 30, 2027	10,000
May 30, 2027	10,000

1 The Investors advanced $15.0 million for the scheduled $10.0 million issuance on May 30, 2026. For the remaining scheduled issuances, the Company has the flexibility to choose which advance amount will be reduced by $5.0 million. As of the date the condensed consolidated financial statements are issued, the Company has not made that determination.

As of June 30, 2026, the Issuer has collectively received a total of $75.0 million of advances from the Investors.

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

On June 2, 2026, Contrail entered into a subordinated promissory note with OCAS, Inc. ("OCAS"), the former minority owner of Contrail, in the amount of $3.5 million ("Term Loan - OCAS II") with an economic effective date of April 1, 2026. The note was made pursuant to Contrail's purchase and redemption of OCAS' 5% membership interest in Contrail. The note matures on April 1, 2029 and bears interest at an annual rate equal to the ten year Treasury bond yield plus 2.50% which is compounded monthly on the basis of a 365-day year for the actual number of days elapsed. The rate adjusts on each anniversary date of the note.

On June 15, 2026, Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Royal Aircraft Services, LLC and Worthington Aviation, LLC, each a subsidiary or affiliate of the Company (collectively, the “Alerus Loan Parties”), entered into Amendment No. 6 to Credit Agreement with Alerus Financial, National Association (“Alerus”), as lender. In connection with Amendment No. 6, the Alerus Loan Parties executed an Overline Note with Alerus in the original principal amount of $2.8 million (the “Overline Note”). The Overline Note bears interest at a fluctuating annual rate equal to the greater of 5.00% or 1-month term SOFR plus 2.50% and matures on the earlier of October 15, 2026 or the termination of the overline commitment in accordance with the Alerus Credit Agreement.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of June 30, 2026 and March 31, 2026:

(In Thousands)	June 30, 2026	March 31, 2026	Maturity Date	Interest Rate	Unused commitments as of June 30, 2026	Type of Debt
Air T Debt
Debt - Air T Funding Trust Preferred Securities[2]	$39,535	$38,719	6/7/2049	8.00%		Recourse
Total	39,535	38,719

Alerus Loan Parties Debt
Revolver - Alerus	10,654	10,545	8/28/2027	Greater of 5.00% or 1-month SOFR + 1.90%	$9,346	Recourse
2 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.

Overline Note - Alerus	2,800	—	10/15/2026	Greater of 5.00% or 1-month SOFR + 2.50%	—	Recourse
Term Note A - Alerus	7,912	8,295	8/15/2029	Greater of or 1-month SOFR + 2.00%		Recourse
Term Note C - Alerus	888	925	5/15/2030	Greater of 5.00% or 1-month SOFR + 2.25%		Recourse
Total	22,254	19,765

Contrail Debt
Revolver - Alerus	11,601	8,181	11/24/2027	1-month SOFR + 3.11%	3,399	Limited recourse[3]
Term Loan - OCAS II	3,535	—	4/1/2029	10-YR Treasury Yield + 2.50%		Non-recourse
Term Loan - OCAS I	547	—	11/28/2026	10-YR Treasury Yield + 2.50%		Non-recourse
Total	15,683	8,181

Wolfe Lake Debt
Term Loan - Bridgewater	8,706	8,778	12/2/2031	3.65%		Non-recourse
Total	8,706	8,778

ATA 22.1 Debt
Term Loan - Alerus	6,000	6,000	11/24/2032	Greater of 5.00% or CME 1-month SOFR + 1.90%		Non-recourse
Term Loan A - ING	513	690	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,141	1,150	5/1/2027	4.00%		Non-recourse
Total	7,654	7,840

AAM 24-1 Debt
Promissory Notes - Institutional Investors	75,000	60,000	5/31/2035	8.50%		Non-recourse
Total	75,000	60,000

MAC Debt
Term Loan - Bank of America, N.A.	2,128	2,157	2/21/2030	1-month SOFR + 0.11% + 1.75%		Non-recourse
Total	2,128	2,157

Rex Debt
Term Loan - Commonwealth	24,899	23,842	11/11/2054	—%		Non-recourse
Line of Credit - Commonwealth	11,600	—	12/17/2032	12.00%	29,614	Non-recourse
Total	36,499	23,842

3 Includes Air T's guarantee of approximately $2.0 million.

ATA 25.1 Debt
Term Note - Institutional Investors	41,301	41,271	12/15/2031	11.50%	Recourse

Total Debt	248,760	210,553

Unamortized Premiums and Debt Issuance Costs	(2,424)	(2,357)
Total Debt, net	$246,336	$208,196
At June 30, 2026, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
June 30, 2027	$9,046
June 30, 2028	26,388
June 30, 2029	4,227
June 30, 2030	6,726
June 30, 2031	1,197
Thereafter	201,176
248,760
Unamortized Premiums and Debt Issuance Costs	(2,424)
$246,336
Net interest expense (income) for the Company and its subsidiaries was as follows for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Rex	$1,428	$—	$1,428
ATA 25.1 (Rex's parent entity)	1,192	—	1,192
Air T Funding Trust Preferred Securities	1,372	711	661
AAM 24-1	1,021	699	322
Other	59	14	45
Alerus Loan Parties	371	371	—
Wolfe Lake	82	83	(1)
MAC	13	38	(25)
Contrail	231	309	(78)
ATA 22.1	(96)	89	(185)
Total	$5,673	$2,314	$3,359
Cash paid for interest totaled $5.5 million and $2.3 million during the three months ended June 30, 2026 and 2025, respectively.

13.    Segment Information
Air T's portfolio of businesses is managed on a highly decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Air T views the business activities. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. The Chief Executive Officer is ultimately responsible for significant capital allocation decisions and evaluating operating performance. In assessing performance for the Company's businesses, the CODM reviews operating income and Adjusted EBITDA. Certain operating segments are aggregated into reportable segments.
On June 10, 2026, the Company acquired Arena and received a distribution of servicing agreement rights for CAM as discussed in Note 2 and Note 9, respectively. The acquisition and resulting distribution of the servicing agreement rights will be reported in the new aviation leasing and asset management segment based on new business operations not previously part of the consolidated Company.

The Company's six business segments are as follows:

Reportable Segment	Principal Business Activities
Regional Airline	The regional airline segment's primary operations focus on sustaining and growing essential regional passenger and cargo air connectivity. The segment consists of Regional Express Holdings Pty Ltd, which operates a fleet of Saab 340 aircraft that provide vital connections between Australia's regional centers and capital cities for its customers.
Overnight Air Cargo
The overnight air cargo segment primarily operates under its relationship with FedEx, which spans over 40 years. Its two operating companies represent two of the eight companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean.

Commercial Aircraft, Engines and Parts
The commercial aircraft, engines and parts segment manages and leases aviation assets; supplies surplus and aftermarket commercial jet engine components; provides commercial aircraft disassembly/part-out services; commercial aircraft parts sales; procurement services and overhaul and repair services to airlines

Ground Support Equipment	The ground support equipment segment manufactures and provides mobile deicers and other specialized equipment products to passenger and cargo airlines, airports, the military and industrial customers.
Digital Solutions	The digital solutions segment develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues.
Aviation Leasing and Asset Management	The aviation leasing and asset management segment originates and structures asset acquisitions and related financings and provides lease administration, technical and risk management, and remarketing services for aircraft and engines on lease to airline customers globally. Aviation leasing and asset management further monetizes assets at the end of their economic lives through engine separation and continued component leasing, aircraft disassembly, and sale of airframe and engine materials in coordination with other specialized aviation businesses.

The information that follows shows data of Air T's reportable segments reconciled to amounts reflected in our Condensed Consolidated Financial Statements. Intersegment eliminations are included to reconcile segment totals to consolidated amounts.

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

Segment data is summarized in the following tables (in thousands):

	Three Months Ended June 30, 2026
	Regional Airline	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Aviation Leasing and Asset Management	Total
Revenue from external customers	$55,909	$29,969	$20,523	$3,683	$2,487	$1,365	$113,936
Intersegment revenue	—	1,230	325	—	140	—	1,695
	55,909	31,199	20,848	3,683	2,627	1,365	115,631
Reconciliation of revenue
Other revenue[1]							1,570
Elimination of intersegment revenue[2]							(1,740)
Total consolidated revenue							$115,461
Cost of sales:
Cost of sales from external sources	45,258	24,628	14,791	2,526	887	233
Intersegment operating expense	44	1,230	226	—	7	—
	45,302	25,858	15,017	2,526	894	233
Less:[3]
General and administrative	9,264	3,263	6,404	1,367	1,314	4,332	25,944
Other segment items[4]	9,070	155	173	37	268	297	10,000
Segment profit (loss)	$(7,727)	$1,923	$(746)	$(247)	$151	$(3,497)	$(10,143)

Reconciliation of profit (loss)
Other revenue[1]							1,570
Other cost of sales[1]							(430)
Other expenses[1]							(1,264)
Interest expense							(5,673)
Income from equity method investments							3,215
Other non-operating income							246
Other corporate expenses[5]							(2,669)
Elimination of intersegment profits							111
Loss before income taxes							$(15,037)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $45.0 thousand for the three months ended June 30, 2026. After eliminations, Other revenue from third parties is $1.5 million for the three months ended June 30, 2026.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
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

	Three Months Ended June 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$30,589	$21,960	$15,070	$2,096	$69,715
Intersegment revenue	862	468	—	—	1,330
	31,451	22,428	15,070	2,096	71,045
Reconciliation of revenue
Other revenue[1]					1,199
Elimination of intersegment revenue[2]					(1,374)
Total consolidated revenue					$70,870
Cost of sales:
Cost of sales from external sources	25,899	14,656	12,303	836
Intersegment operating expense	862	436	—	—
	26,761	15,092	12,303	836
Less:[3]
General and administrative	3,086	6,123	1,393	1,302	11,904
Other segment items[4]	138	355	36	208	737
Segment profit (loss)	$1,466	$858	$1,338	$(250)	3,412

Reconciliation of profit (loss)
Other revenue[1]					1,199
Other cost of sales[1]					(415)
Other expenses[1]					(1,118)
Interest expense					(2,314)
Loss from equity method investments					(19)
Other non-operating income					678
Other corporate expenses[5]					(2,375)
Elimination of intersegment profits					145
Loss before income taxes					$(807)

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

	Three Months Ended June 30, 2026
	Regional Airline	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Aviation Leasing and Asset Management	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$8,819	$155	$173	$37	$268	$297	$9,749	$136	$9,885
Capital expenditures	20,849	187	50	—	—	—	21,323	—	21,323

	Three Months Ended June 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable segments	Corporate and Other	Total
Depreciation and amortization	$138	$757	$36	$207	$1,139	$146	$1,284
Capital expenditures	65	166	—	—	231	—	231
Reconciliation of operating income (loss) and elimination of intersegment loss was as follows:

	Three Months Ended June 30, 2026
	Regional Airline	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Aviation Leasing and Asset Management	Total Reportable Segments	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$(7,683)	$1,923	$(722)	$(247)	$150	$(3,497)	$(10,076)	$(2,749)	$—	$(12,825)
Intersegment operating (loss) income	(44)	—	(24)	—	1	—	(67)	(44)	111	—
Operating income (loss)	$(7,727)	$1,923	$(746)	$(247)	$151	$(3,497)	$(10,143)	$(2,793)	$111	$(12,825)

	Three Months Ended June 30, 2025
	Regional Airline	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total Reportable Segments	Corporate and Other	Eliminations	Total
Operating income (loss) from external sources	$—	$1,466	$953	$1,338	$(250)	$3,507	$(2,659)	$—	$848
Intersegment operating (loss) income	—	—	(95)	—	—	(95)	(50)	145	—
Operating income (loss)	$—	$1,466	$858	$1,338	$(250)	$3,412	$(2,709)	$145	$848

14.    Commitments and Contingencies
Redeemable Non-Controlling Interests Put/Call Options

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. In June 2026, the Company purchased and redeemed from the Seller their remaining 5% ownership of Contrail in exchange for a $3.5 million Secured Subordinated Promissory Note (the "Put Note"), $0.5 million below the redemption value where the excess was recorded as an increase to additional paid-in capital. The Put Note accrues interest on the principal amount at an initial rate of 6.8% and adjusts annually to the equivalent of the ten-year Treasury bond yield, adjusted on each anniversary date of the note, plus 2.5%. The interest under the note compounds annually.

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

In June 2026, in connection with CAP's acquisition of Arena, CAP entered into a shareholder agreement to issue 102,459 Class B preferred units (the "Class B Units") of CAP to an unrelated third party in exchange for $10.0 million to help finance the acquisition of Arena. The Class B Units represent 10.25% of CAP's total equity interests and include a put/call option with regard to the 10.25% non-controlling interest. The put/call option grants CAP an option to purchase the 10.25% interest at an amount equal to the greater of an amount equal to the applicable Applicable Liquidation Preference (the "Class B Redemption Value") to the 10.25% or the fair market value. The Class B Redemption Value is calculated as 1.5 times the original issue price of the Class B Units less any distributions paid or accrued. The put/call option gives the owner of the 10.25% interest the option to require CAP to purchase their interest at an amount equal to the applicable liquidation preference ("CAP RNCI").

The Company has presented the Shanwick RNCI and CAP RNCI between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period for the Shanwick RNCI. The CAP RNCI represents preferred equity in a consolidated subsidiary and the redemption features become exercisable after a period of five years. The redemption value adjustment of $5.0 million will be accreted over five years. Based on the defined redemption properties, the Shanwick RNCI and CAP RNCI are considered redeemable at other than fair value. Changes in the estimated redemption values are recorded on our condensed consolidated statements of income (loss) within non-controlling interests.

The Shanwick RNCI and CAP RNCI are measured at the higher of their carrying value or their redemption value. As of June 30, 2026, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	CAP RNCI	Total
Beginning Balance as of April 1, 2026	$6,264	$4,082	$—	$10,346
Contribution from non-controlling members	—	—	10,000	10,000
Distribution to non-controlling members	(26)	(30)	(28)	(84)
Net income attributable to non-controlling interests	179	—	—	179
Other comprehensive income attributable to the RNCI	(32)	—	—	(32)
OCI Impact on Redemption value	(57)	—	—	(57)
Redemption value adjustments	(64)	—	55	(9)
Redemption of non-controlling interests	—	(4,052)	—	(4,052)
Ending Balance as of June 30, 2026	$6,264	$—	$10,027	$16,291

15.     Subsequent Events

Management performs an evaluation of events that occur after the balance sheet date but before consolidated financial statements are issued for potential recognition or disclosure of such events in the Company's consolidated financial statements.

Management is not aware of any events that occurred after the balance sheet date but before the consolidated financial statements were issued that would materially affect the accuracy of those statements as of the date of issuance.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2026, to and including June 30, 2026 and (ii) results of operations during the current quarterly period as compared to the corresponding period(s) of the preceding fiscal year.

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
•The risk that Global Ground Support ("GGS") customers will defer or reduce significant orders for deicing equipment;
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
•The risk that we may not successfully integrate Regional Express Holdings Pty Ltd ("Rex") (including financial reporting, systems, and personnel), which could adversely affect our results and reporting;
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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (including the information presented therein under Risk Factors), as well as other publicly available information.
Overview
Air T, Inc. (the “Company,” “Air T,” “we” or “us”) is a holding company with a portfolio of operating businesses and financial assets. Our goal is to prudently and strategically diversify Air T’s earnings power and compound the growth in its free cash flow per share over time.
We currently operate in six core industry segments:
•Regional airline, which provides scheduled regional passenger, freight and charter airline services and pilot training in Australia, operating a fleet of Saab 340 aircraft serving regional communities and connecting passengers to major metropolitan centers;

•Overnight air cargo, which operates in the air express delivery services industry;
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
•Digital solutions, which develops and provides digital aviation and other business services to customers within the aviation industry to generate recurring subscription revenues; and
•Aviation leasing and asset management, which originates and structures asset acquisitions and related financings and provides lease administration, technical and risk management, and remarketing services for aircraft and engines on lease to airline customers globally.
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

Results of Operations

First Quarter Fiscal 2027 Compared to First Quarter Fiscal 2026

Operating Revenue
Reportable segment revenue for the three-month period ended June 30, 2026 increased by $44.6 million (63%) compared to the same quarter in the prior fiscal year.
Following is a table detailing revenue, net of intercompany eliminations during the three months ended June 30, 2026 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Regional Airline	$55,909	$—	$55,909	Acquired December 18, 2025
Mountain Air Cargo, Inc. ("MAC")	24,367	25,006	(639)	(3)%
C.S.A Air, Inc. ("CSA")	3,241	3,513	(272)	(8)%
Worldwide Aircraft Services, Inc. ("WASI")	3,163	2,781	382	14%
Royal Aircraft Services, LLC ("Royal")	428	151	277	183%
Overnight Air Cargo	31,199	31,451	(252)	(1)%
Contrail Aviation Support, LLC ("Contrail")	6,379	9,719	(3,340)	(34)%
AirCo Companies ("AirCo")	430	612	(182)	(30)%
Worthington Aviation, LLC ("Worthington")	8,625	9,009	(384)	(4)%
Jet Yard Companies ("Jet Yard")	2,836	2,099	737	35%
Air'Zona Aircraft Services, Inc. ("Air'Zona")	569	498	71	14%
Landing Gear Support Services, Inc. ("LGSS")	2,009	491	1,518	309%
Commercial Aircraft, Engines and Parts	20,848	22,428	(1,580)	(7)%
Ground Support Equipment	3,683	15,070	(11,387)	(76)%
Digital Solutions	2,627	2,096	531	25%
Aviation Leasing and Asset Management	1,365	—	1,365	New June 10, 2026
Reportable segments total	115,631	71,045	44,586	63%
Corporate and Other	1,570	1,199	371	31%
Intersegment eliminations	(1,740)	(1,374)	(366)	27%
Consolidated Air T, Inc.	$115,461	$70,870	$44,591	63%

Regional airline revenues for the three-month period ended June 30, 2026 were $55.9 million, representing a full quarter of Rex operations, which was acquired on December 18, 2025. There is no prior-year comparable. Revenue consisted of passenger revenue, ancillary fees, freight and charter, and government subsidy income.
Revenues at MAC and CSA for the three-month period ended June 30, 2026 were relatively flat compared to the first quarter of the prior fiscal year, while WASI grew revenue approximately 14%, to $3.2 million on higher third-party parts and labor revenue, and Royal (acquired May 15, 2025, and therefore lacking a full prior-year comparable quarter) contributed incremental revenue.

Contrail reported lower revenues for the three-month period ended June 30, 2026 as its leasing revenue fell from $1.8 million to less than $0.1 million, a decline attributable to two aircraft previously on lease that were sold in July 2025 and therefore contributed lease income in the prior-year quarter but not the current quarter. Contrail also showed lower component sales, continuing the post-fiscal-2026 normalization discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. AirCo attributed the shortfall in its revenue to delays in its materials program and low narrow body parts inventory, and Worthington attributed part of its shortfall to a slower-than-anticipated growth in its MRO exchange program alongside softness in third-party repair work and a slow start for its new product line. Jet Yard saw increased revenue driven by large service projects and offsite teardown work.
The ground support equipment segment, consisting of Global Ground Support ("GGS"), contributed approximately $3.7 million and $15.1 million to the Company’s revenues for the three-month periods ended June 30, 2026 and 2025, respectively, representing an $11.4 million (76%) decrease in the current quarter. The decrease was primarily due to two factors: (1) the timing of an annual U.S. military order, which occurred in the first quarter of fiscal 2026, and is anticipated in the third quarter of fiscal 2027; and (2) a large one-time deicing truck order in the prior year's comparable quarter that did not recur in the current period. At June 30, 2026, the ground support equipment segment’s order backlog was $9.0 million compared to $7.2 million at June 30, 2025.
The digital solutions segment contributed $2.6 million of revenues in the quarter ended June 30, 2026 compared to $2.1 million in the prior year quarter, an increase of $0.5 million (25%). The increase was primarily due to continued growth in data analytics and airspace management engagements in this segment.
The aviation leasing and asset management segment, consisting of Crestone Air Partners and Arena, contributed revenues of $1.4 million, representing its contribution for the 21-day period from their respective consolidation and acquisition dates of June 10, 2026 through June 30, 2026. There is no prior-year revenue to report. Revenue consisted of origination, due diligence, and asset management fees.

Operating Income (Loss)

Following is a table detailing operating income (loss) during the three months ended June 30, 2026 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Regional Airline	$(7,727)	$—	$(7,727)	Acquired December 18. 2025
MAC	1,079	1,048	31	3%
CSA	191	175	16	9%
WASI	662	320	342	107%
Royal	(9)	(78)	69	(88)%
Overnight Air Cargo	1,923	1,466	457	31%
Contrail	25	1,762	(1,737)	(99)%
AirCo	(535)	(566)	31	(5)%
Worthington	(816)	(128)	(688)	538%
Jet Yard	393	(156)	549	(352)%
Air'Zona	18	66	(48)	(73)%
LGSS	169	(120)	289	(241)%
Commercial Aircraft, Engines and Parts	(746)	858	(1,604)	(187)%
Ground Support Equipment	(247)	1,338	(1,585)	(118)%
Digital Solutions	151	(250)	401	(160)%
Aviation Leasing and Asset Management	(3,497)	—	(3,497)	New June 10, 2026
Reportable segments total	(10,143)	3,412	(13,555)	(397)%
Corporate and Other	(2,793)	(2,709)	(84)	3%
Intersegment eliminations	111	145	(34)	(23)%
Consolidated Air T, Inc.	$(12,825)	$848	$(13,673)	(1612)%
Consolidated operating loss for the quarter ended June 30, 2026 was $12.8 million, compared to operating income of $0.8 million in the comparable quarter of the prior year.

The regional airline segment, consisting of Rex, incurred an operating loss of $7.7 million for the three-month period ended June 30, 2026. There was no prior-year comparable as Rex was acquired on December 18, 2025. Depreciation and amortization attributable to Rex was $8.8 million for the quarter. Fuel expense of $11.8 million was the primary driver of the loss, with the increase driven principally by higher per-liter fuel prices rather than increased consumption. Rex does not hedge its fuel price or related Australian dollar/U.S. dollar exposure and purchases fuel at prevailing market prices, mitigating higher costs through fare adjustments, capacity management, and fuel levy arrangements with certain state governments. Higher unscheduled engine removals, together with lower engine throughput from third-party maintenance, repair and overhaul providers, also contributed to the loss by reducing the number of aircraft available for service below planned levels.

The overnight air cargo segment's operating income for the three-month period ended June 30, 2026 was $1.9 million compared to operating income of $1.5 million in the same quarter in the prior fiscal year. The increase was primarily driven by an improvement of approximately $0.4 million in FedEx Maintenance gross profit at MAC, almost entirely offset by higher pilot labor costs and flight operations overhead costs. WASI experienced a $0.3 million increase in operating income due to higher parts and labor revenue, as discussed further in the revenue discussion above.

The commercial aircraft, engines and parts segment generated an operating loss of $0.7 million in the current year quarter, compared to operating income of $0.9 million in the prior year quarter. This decrease was primarily attributable to the lower leasing and component sales revenue at Contrail noted in the revenue discussion above, together with year-to-date operating losses at AirCo and continued softness at Worthington, partially offset by improved margins at Jet Yard, where operating expenses remained relatively flat despite the increased service revenues noted above, and by LGSS's consignment income.

The ground support equipment segment incurred an operating loss of $0.2 million for the quarter ended June 30, 2026 compared to the prior year comparable quarter's operating income of $1.3 million, a decrease of $1.6 million. This decrease was primarily attributable to the lower sales noted in the revenue discussion above; however, the decline in operating income was substantially smaller than the decline in revenue because gross margin improved year-over-year, aided by favorable freight costs and manufacturing absorption.

The digital solutions segment generated operating income of $0.2 million in the current year quarter, compared to an operating loss of $0.3 million in the prior year comparable quarter. The improvement was primarily driven by two factors: revenue growth at high incremental margins and lower labor costs as AI-driven tools improved efficiency.

Aviation leasing and asset management generated an operating loss of $3.5 million in the current year quarter, representing 21 days of operations from the Arena acquisition date of June 10, 2026 through June 30, 2026 and year to date activity related to Crestone Air Partners. The operating loss reflects ongoing direct and indirect operating costs during the initial post-acquisition period following acquisition, $0.1 million of depreciation and amortization and $3.0 million of acquisition-related transaction costs.
Adjusted EBITDA
The table below provides Adjusted EBITDA, as described and reconciled on a consolidated basis to operating (loss) income as described in Non-GAAP Financial Measures below, for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended		Change
	6/30/2026	6/30/2025
Regional Airline	$1,922	$—	Acquired December 18, 2025
MAC	1,166	1,130	36
CSA	206	189	17
WASI	708	373	335
Royal	16	(78)	94
Overnight Air Cargo	2,096	1,614	482
Contrail	61	1,383	(1,322)
AirCo	(524)	(566)	42
Worthington	(778)	(71)	(707)
Jet Yard	495	(53)	548
Air'Zona	31	79	(48)
LGSS	171	(112)	283
Commercial Aircraft, Engines and Parts	(544)	660	(1,204)
Ground Support Equipment	(210)	1,374	(1,584)
Digital Solutions	419	(43)	462
Aviation Leasing and Asset Management	(311)	—	New June 10, 2026
Reportable segments total	3,372	3,605	(233)
Corporate and Other	(2,679)	(2,284)	(395)
Intersegment eliminations	111	145	(34)
Consolidated Air T, Inc.	$804	$1,466	$(662)

Adjusted EBITDA for Rex was $1.9 million for the quarter, with no prior-year comparable. As with the operating loss discussion above, Rex's depreciation and amortization add-back of $8.8 million for the quarter is the largest reconciling item between its operating loss and its Adjusted EBITDA. Because the operating loss was driven principally by fuel expense and reduced aircraft availability rather than depreciation and amortization, most of that loss carries through to Adjusted EBITDA. In addition, Rex also incurred $0.7 million of post-acquisition integration costs during the quarter, which was added back to its Adjusted EBITDA from its operating loss.

Combined Adjusted EBITDA for the overnight air cargo businesses increased by $0.5 million (30%) to $2.1 million, consistent with the operating income improvement discussed above, driven by improved FedEx Maintenance results at MAC and higher parts/labor revenue at WASI.

Combined Adjusted EBITDA for the commercial aircraft, engines and parts businesses decreased by $1.2 million to a loss of $0.5 million, driven by the same factors discussed under operating income above: lower leasing and component sales revenue at Contrail, and year-to-date softness at AirCo and Worthington, partially offset by improvements at Jet Yard and LGSS.

Adjusted EBITDA for ground support equipment decreased by $1.6 million to a loss of $0.2 million. As with operating income, the decline was smaller than the magnitude of the revenue decrease due to improved gross margin percentage and general and administrative expense discipline at GGS. Adjusted EBITDA also benefited from the absence of approximately $0.1 million of one-time inventory carrying-cost charges incurred in the prior-year quarter that did not recur in the current quarter.

Combined Adjusted EBITDA for the digital solutions businesses improved by $0.5 million to $0.4 million, as revenue growth and lower labor costs more than offset any residual cost pressure in this group of businesses.
Adjusted EBITDA loss for the aviation leasing and asset management segment was $0.3 million for the quarter, with no prior-year comparable. As with the operating loss discussion above, the acquisition-related transaction expenses add-back of $3.0 million for the quarter is the largest reconciling item between its operating loss and its Adjusted EBITDA loss.
Non-operating (Expense) Income
Following is a table detailing non-operating (expense) income for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025
Interest expense	$(5,673)	$(2,314)	$(3,359)
Income (loss) from equity method investments	3,215	(19)	3,234
Other	246	678	(432)
	$(2,212)	$(1,655)	$(557)
The Company had a net non-operating loss of $2.2 million during the quarter ended June 30, 2026, compared to $1.7 million in the prior year quarter. The non-operating loss in the current year was driven by a $3.4 million increase in interest expense, partially offset by an improvement of $3.2 million related to income (loss) from equity method investments, as detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q.
Provision for Income Taxes
During the three-month period ended June 30, 2026, the Company recorded $0.7 million in income tax expense at an effective tax rate ("ETR") of (4.4)%. The Company has computed the provision for income taxes using the discrete method. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2026 is the effect of the pre-tax loss and the U.S. consolidated group being in an estimated taxable income position, principally due to limitations of interest expense, notwithstanding the full valuation allowance on the Company’s U.S. consolidated group, as well as the valuation allowance related to Delphax Technologies, Inc. (“DTI”), Delphax Solutions, Inc. ("DSI"), and Rex and its subsidiaries, and the foreign rate differentials for Air T’s operations located in Australia, the Netherlands, Ireland and Puerto Rico.

During the three-month period ended June 30, 2025, the Company recorded income tax expense of $0.1 million at an ETR of 16.9%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended June 30, 2025 were the change in valuation allowance related to the Company's U.S. consolidated group, DTI, LGSS, DSI, BCCM Kenya, and the foreign rate differentials for Air T's operations located in the Netherlands and Puerto Rico.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to the condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended June 30, 2026.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026.
Liquidity and Capital Resources
As of June 30, 2026, the Company held approximately $21.7 million in cash and cash equivalents and restricted cash. The Company has an aggregate of approximately $42.4 million in available funds under its lines of credit as of June 30, 2026.
As of June 30, 2026, the Company’s working capital amounted to $47.4 million, a decrease of $17.0 million compared to March 31, 2026. The reduction in working capital was primarily driven by a decrease in accounts receivable of $6.6 million, decreases in other current assets of $3.1 million and cash and cash equivalents of $3.7 million, increases in accrued expenses and other of $6.0 million and current portion of long-term debt of $5.4 million, partially offset by an increase in inventory of $12.9 million.
As discussed further in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with two Institutional Investors that replaced the Second Note Purchase Agreement ("Second NPA") transaction documents. Pursuant to the Third Note Purchase Agreement ("Third NPA") with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors agreed to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates, of which the Issuer has received all contractually required advances through June 30, 2026 (in thousands):

September 30, 2025	$10,000
January 30, 2026	10,000
May 30, 2026[1]	10,000
September 30, 2026	10,000
January 30, 2027	10,000
May 30, 2027	10,000
1The Investors advanced $15.0 million for the scheduled $10.0 million issuance on May 30, 2026. For the remaining scheduled issuances, the Company has the flexibility to choose which advance amount will be reduced by $5.0 million. As of the date the condensed consolidated financial statements are issued, the Company has not made that determination.
As of June 30, 2026, the Issuer has collectively received a total of $75.0 million of advances from the Investors.

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
As discussed further in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on June 2, 2026, Contrail entered into a subordinated promissory note with OCAS, Inc. ("OCAS"), the former minority owner of Contrail, in the amount of $3.5 million ("Term Loan - OCAS II") with an economic effective date of April 1, 2026. The note was made pursuant to Contrail's purchase and redemption of OCAS' 5% membership interest in Contrail. The note matures on April 1, 2029 and bears interest at an annual rate equal to the ten year Treasury bond yield plus 2.50% which is compounded monthly on the basis of a 365-day year for the actual number of days elapsed. The rate adjusts on each anniversary date of the note.
As discussed further in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on June 15, 2026, Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Royal Aircraft Services, LLC and Worthington Aviation, LLC, each a subsidiary or affiliate of the Company (collectively, the “Alerus Loan Parties”), entered into Amendment No. 6 to Credit Agreement with Alerus Financial, National Association (“Alerus”), as lender. In connection with Amendment No. 6, the Alerus Loan Parties executed an Overline Note with Alerus in the original principal amount of $2.8 million (the “Overline Note”). The Overline Note bears interest at a fluctuating annual rate equal to the greater of 5.00% or 1-month term SOFR plus 2.50% and matures on the earlier of October 15, 2026 or the termination of the overline commitment in accordance with the Alerus Credit Agreement.

The Company believes that it has sufficient cash on hand and available liquidity to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Cash Flows
Following is a table of changes in cash flow for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,830)	$(1,095)
Net cash used in investing activities	(44,023)	(2,724)
Net cash provided by financing activities	42,299	12,577
Effect of foreign currency exchange rates on cash and cash equivalents	938	(292)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(3,616)	$8,466

Net cash used in operating activities was $2.8 million for the three-month period ended June 30, 2026 compared to $1.1 million in the prior year period. The increase in net cash used in operating activities was driven by an unfavorable change in inventory of $11.5 million, and a $9.2 million change in net loss after adjustments in the current period compared to the prior year period. Partially offsetting these changes were favorable changes in accounts receivable and other current assets of $7.4 million and $6.4 million, respectively, when compared to the prior year period.
Net cash used in investing activities for the three-month period ended June 30, 2026 was $44.0 million compared to $2.7 million in the prior year period. The cash used in investing activities for the three-month period ended June 30, 2026 was primarily driven by capital expenditures related to property and equipment of $21.3 million and acquisitions of businesses, net of cash acquired of $19.2 million. Net cash used in investing activities for the three-month period ended June 30, 2025 was primarily driven by investments in unconsolidated entities of $2.0 million.
Net cash provided by financing activities for the three-month period ended June 30, 2026 was $42.3 million compared to $12.6 million in the prior year period. The cash provided by financing activities during the three-month period ended June 30, 2026 was primarily driven by $18.9 million of net proceeds on the Company's term loans and revolving lines of credit and a $10.0 million contribution from redeemable non-controlling interests. The cash provided by financing activities in the three-month period ended June 30, 2025 was primarily driven by $16.1 million more proceeds on the Company's term loans and revolving lines of credit. These changes were partially offset by $3.1 million more payments made on the Company's revolving lines of credit.

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

Management believes that Adjusted EBITDA is a useful measure of the Company's performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future. Adjusted EBITDA is not intended to replace or be an alternative to operating (loss) income, the most directly comparable GAAP measure.

The tables below provide a reconciliation of operating (loss) income to Adjusted EBITDA for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended
	6/30/2026	6/30/2025
Operating (loss) income	$(12,825)	$848
Depreciation and amortization (excluding certain leased assets depreciation)[1]	9,885	702
Asset impairment, restructuring or impairment charges	30	40
Gain on sale of property and equipment	—	(1)
Securities issuance expenses	11	30
Share-based compensation	47	39
Earnout remeasurement	—	(402)
Acquisition and deal-sourcing expenses	2,954	210
Post-acquisition integration costs	702	—
Adjusted EBITDA	$804	$1,466
(1) Leased assets depreciation expense excluded was $0 and $0.6 million during the three months ended June 30, 2026 and June 30, 2025, respectively.

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

Distributions on the Trust Preferred Securities are payable to record holders at the annual rate of 8% of the stated $25.00 liquidation amount, payable quarterly in arrears on the 15th day of February, May, August, and November in each year. The Trust Preferred Securities issued by the Trust are fully and unconditionally guaranteed on a senior unsecured basis by Air T. Air T guarantees the payment of distributions by Air T Funding and payments on liquidation of or redemption of the Trust Preferred Securities (subordinate to the right to payment of senior and subordinated debt of Air T, as defined in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this report). If Air T Funding has insufficient funds to pay distributions on the Trust Preferred Securities (i.e., if Air T has failed to make required payments under the Junior Subordinated Debentures), a holder of the Trust Preferred Securities would have the right to institute a legal proceeding directly against Air T to enforce payment of such distributions.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of June 30, 2026, there are $52.5 million in Trust Preferred Securities outstanding ($13.0 million held by the wholly-owned subsidiaries of the Company).

The Trust is a “finance subsidiary” of Air T within the meaning of Rule 3‑10 of Regulation S‑X under the Securities Act of 1933, as amended, and as a result Air T Funding does not file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2026. Our exposures to market risk have not changed materially since March 31, 2026.

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2026. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of June 30, 2026, 741,253 shares may be repurchased pursuant to this program.

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	4,866	$22.20	4,866	746,098
May 1 - May 31, 2026	1,421	21.25	1,421	744,677
June 1 - June 30, 2026	3,424	22.48	3,424	741,253
	9,711

Item 5.    Other information

(a)     Omitted Form 8-K Information

On August 13, 2026, the Compensation Committee of the Board Directors of Air T approved an increase in the base salary of Nick Swenson, CEO, to $350,000. In addition, Mr. Swenson was also awarded a one-time incentive payment of $36,986.

(c)     Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) fund the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.1
Limited Liability Company Agreement of Crestone Air Partners, LLC, dated June 10, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.2
Membership Interest Purchase Agreement, dated June 10, 2026, by and among Crestone Asset Management, LLC, MRC Common Member LLC, MR CAM US Splitter 2, L.P., Aviation Growth Initiatives, LLC and Air T Acquisition 26.1, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.3
Redemption Agreement, dated June 10, 2026, by and among Crestone Asset Management, LLC, Aviation Growth Initiatives, LLC, Air T Acquisition 26.1, LLC, and Air T, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.4
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Crestone Asset Management, LLC, dated June 10, 2026, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.5
Subscription Agreement for Class B Preferred Units of Crestone Air Partners, LLC, dated June 10, 2026, by and between Crestone Air Partners, LLC and Air T, Inc., incorporated by reference to Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.6
Subscription Agreement for Class B Preferred Units of Crestone Air Partners, LLC, dated June 10, 2026, by and among Crestone Air Partners, LLC, IF GPT Holdco PVT LLC and BOAC GPT Holdco PVT LLC, incorporated by reference to Exhibit 10.6(c) to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.7
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

10.8
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

10.9
Acknowledgment and Agreement, dated June 15, 2026, by Air T, Inc., as guarantor, in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 16, 2026 (Commission File No. 001-35476).

10.10
At the Market Offering Agreement, dated July 10, 2026, by and between Air T, Inc. and Ascendiant Capital Markets, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 10, 2026 (Commission File No. 001-35476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: August 14, 2026

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)