Form 10-Q
period 2026-09-30
AIR T INC
filed 2026-11-13
CIK 353184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____
Commission File Number 001-35476
Air T, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1206400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $.25 per share
Outstanding Shares at October 31, 2026	2,666,988

AIR T, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Financial Statements
AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Regional airline	$56,762	$—	$112,671	$—
Overnight air cargo	33,175	29,924	63,144	60,513
Commercial aircraft, engines and parts	27,047	20,880	47,570	42,840
Ground support equipment	18,856	9,637	22,539	24,707
Digital solutions	2,464	2,209	4,951	4,305
Aviation leasing and asset management	7,754	—	9,120	—
Corporate and other	879	1,500	2,404	2,655
	146,937	64,150	262,399	135,020

Operating Expenses:
Regional airline (exclusive of depreciation)	49,220	—	94,478	—
Overnight air cargo	27,492	24,922	52,120	50,821
Commercial aircraft, engines and parts	19,688	14,427	34,479	29,084
Ground support equipment	15,285	6,539	17,810	18,842
Digital solutions	846	762	1,732	1,598
Corporate and other	591	364	1,021	780
General and administrative	29,906	18,099	59,787	33,130
Depreciation and amortization	12,311	827	22,196	2,111
Earnout remeasurement	3,402	(264)	3,402	(666)
	158,741	65,676	287,025	135,700

Gain on sale of aircraft on lease	—	7,034	—	7,034

Operating (loss) income	(11,804)	5,508	(24,626)	6,354

Non-operating (expense) income:
Interest expense	(5,846)	(2,252)	(11,519)	(4,565)
Income from equity method investments	(1,203)	4,179	2,012	4,160
Gain on bargain purchase	872	—	872	—
Other	1,777	(201)	2,023	478
	(4,400)	1,726	(6,612)	73

(Loss) income before income taxes	(16,204)	7,234	(31,238)	6,427

Income tax expense	3,343	2,201	4,003	2,065

Net (loss) income	(19,547)	5,033	(35,241)	4,362

Net income attributable to non-controlling interests	(465)	(678)	(577)	(1,643)

Net (loss) income attributable to Air T, Inc. stockholders	$(20,012)	$4,355	$(35,818)	$2,719

(Loss) income per share (Note 6)
Basic	$(7.48)	$1.61	$(13.34)	$1.01
Diluted	$(7.48)	$1.61	$(13.34)	$1.01

Weighted average shares outstanding:
Basic	2,676	2,703	2,686	2,703
Diluted	2,676	2,703	2,686	2,703

See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net (loss) income	$(19,547)	$5,033	$(35,241)	$4,362
Foreign currency translation gain	738	159	1,570	572
Unrealized gain (loss) on interest rate swaps	108	(65)	165	(65)
Reclassification of interest rate swaps into earnings	12	12	24	24
Allocation of comprehensive income to (from) unconsolidated investments	16	204	(67)	209
Allocation of comprehensive income to (from) redeemable non-controlling interests	152	(7)	184	(255)
Total other comprehensive gain	1,026	303	1,876	485
Total comprehensive (loss) income	(18,521)	5,336	(33,365)	4,847
Comprehensive income attributable to non-controlling interests	(465)	(678)	(577)	(1,643)
Comprehensive (loss) income attributable to Air T, Inc. stockholders	$(18,986)	$4,658	$(33,942)	$3,204
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share amounts)	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$22,141	$20,332
Marketable securities	1,165	1,026
Restricted cash	5,077	4,938
Accounts receivable, net of allowance for doubtful accounts of $3,714 and $1,614	46,880	39,889
Income tax receivable	659	196
Inventories, net	83,895	77,127
Prepaid expenses	7,852	8,851
Other current assets	5,109	7,617
Total current assets	172,778	159,976

Notes receivable - Crestone Asset Management, LLC ("CAM")	—	1,160
Notes receivable - Bloomia Holdings, Inc. ("Bloomia")	—	3,600
Debt investments (Note 8)	7,771	9,286
Property and equipment, net of accumulated depreciation of $37,020 and $18,571	175,431	162,024
Intangible assets, net of accumulated amortization of $11,429 and $8,046	54,536	13,029
Right-of-use ("ROU") assets	16,958	14,594
Equity method investments	26,169	26,068
Goodwill	19,109	11,818
Other assets	10,297	7,568
Total assets	483,049	409,123

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	36,353	36,971
Income tax payable	4,504	687
Accrued expenses and other (Note 4)	55,771	49,717
Current portion of long-term debt	8,678	3,633
Current portion of long-term debt - related party (Note 12)	—	915
Current portion of earnout liabilities	—	198
Short-term lease liabilities	3,251	3,403
Total current liabilities	108,557	95,524

Long-term debt	263,705	204,563
Deferred income tax liabilities, net	8,946	3,359
Long-term lease liabilities	14,683	12,189
Long-term earnout liabilities	15,790	244
Other non-current liabilities	6,944	2,023
Total liabilities	418,625	317,902

Redeemable non-controlling interests	16,485	10,346

Commitments and contingencies (Note 14)

Stockholders' Equity
Air T, Inc. Stockholders' Equity
Preferred stock, $1.00 par value, 4,000,000 shares authorized	—	—
Common stock, $0.25 par value; 4,000,000 shares authorized, 3,030,245 and 3,030,245 shares issued, 2,668,705 and 2,701,375 shares outstanding	758	758
Treasury stock, 361,540 shares at $20.24 and 328,870 shares at $19.56	(7,316)	(6,432)
Additional paid-in capital	2,392	1,122
Retained earnings	44,292	80,113
Accumulated other comprehensive income	6,125	4,249
Total Air T, Inc. Stockholders' Equity	46,251	79,810
Non-controlling interests	1,688	1,065
Total Equity	47,939	80,875
Total liabilities and equity	$483,049	$409,123
See notes to condensed consolidated financial statements.

AIR T, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(35,241)	$4,362
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22,196	2,111
Income from equity method investments	(2,012)	(4,160)
Gain on sale of aircraft	—	(7,034)
Earnout remeasurement	3,402	(666)
Other	1,472	500
Change in operating assets and liabilities:
Accounts receivable	(6,591)	5,210
Inventories	(6,487)	(8,047)
Accounts payable	(1,544)	(2,025)
Accrued expenses	1,705	5,228
Income taxes payable	3,744	(1,670)
Other current assets	2,973	(3,552)
Other	3,176	3,239
Net cash used in operating activities	(13,207)	(6,504)
Cash flows from investing activities:
Investments in unconsolidated entities	(14,831)	(6,765)
Distributions from unconsolidated entities	9,366	1,750
Advances on debt investments	(3,855)	—
Proceeds from debt investments	5,519	—
Capital expenditures related to property and equipment	(29,341)	(444)
Proceeds from sale of aircraft	—	19,889
Loan advances to Bloomia	—	(1,100)
Proceeds from notes receivable - CAM and Bloomia	1,160	2,173
Acquisitions of businesses, net of cash acquired	(19,286)	(1,162)
Other	30	(405)
Net cash (used in) provided by investing activities	(51,238)	13,936
Cash flows from financing activities:
Proceeds from lines of credit	114,827	80,235
Payments on lines of credit	(71,299)	(72,873)
Proceeds from term loan	15,008	10,850
Payments on term loan	(3,205)	(11,038)
Proceeds from issuance of Trust Preferred Securities ("TruPs")	1,862	56
Distribution to non-controlling interest	(216)	(3,132)
Contribution from redeemable non-controlling interests	10,000	—
Other	(884)	(352)
Net cash provided by financing activities	66,093	3,746
Effect of foreign currency exchange rates on cash and cash equivalents	300	(147)
Net increase in cash and cash equivalents and restricted cash	1,948	11,031
Cash and cash equivalents and restricted cash at beginning of period	25,270	6,757
Cash and cash equivalents and restricted cash at end of period	$27,218	$17,788
See notes to condensed consolidated financial statements.

AIR T, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
Balance, March 31, 2026	3,030	$758	329	$(6,432)	$1,122	$80,113	$4,249	$1,065	$80,875

Net (loss) income[1]	—	—	—	—	—	(15,809)	—	1	(15,808)

Contributions from non-controlling interests	—	—	—	—	—	—	—	564	564

Repurchase of common stock	—	—	10	(216)	—	—	—	—	(216)

Stock compensation expense	—	—	—	—	47	—	—	—	47

Foreign currency translation gain[2]	—	—	—	—	—	—	832	—	832

Unrealized gain on interest rate swaps	—	—	—	—	—	—	57	—	57

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	(83)	—	(83)

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	32	—	32

ATA 25.1 warrants	—	—	—	—	—	—	—	37	37

Redemption of non-controlling interest	—	—	—	—	518	—	—	—	518

Balance, June 30, 2026	3,030	$758	339	$(6,648)	$1,687	$64,304	$5,099	$1,667	$66,867

Net (loss) income[1]	—	—	—	—	—	(20,012)	—	(7)	(20,019)

Repurchase of common stock	—	—	23	(668)	—	—	—	—	(668)

Stock compensation expense	—	—	—	—	40	—	—	—	40

Foreign currency translation gain[2]	—	—	—	—	—	—	738	—	738

Unrealized gain on interest rate swaps	—	—	—	—	—	—	108	—	108

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income to unconsolidated investments	—	—	—	—	—	—	16	—	16

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	152	—	152

ATA 25.1 warrants	—	—	—	—	—	—	—	39	39

Redemption of non-controlling interest	—	—	—	—	665	—	—	(11)	654

Balance, September 30, 2026	3,030	$758	362	$(7,316)	$2,392	$44,292	$6,125	$1,688	$47,939

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests[1]	Total Equity
Balance, March 31, 2025	3,030	$758	328	$(6,404)	$947	$2,130	$(647)	$1,698	$(1,518)

Net (loss) income[1]	—	—	—	—	—	(1,636)	—	52	(1,584)

Distributions to non-controlling interests	—	—	—	—	—	—	—	(38)	(38)

Stock compensation expense	—	—	—	—	40	—	—	—	40

Foreign currency translation gain[2]	—	—	—	—	—	—	413	—	413

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	5	—	5

Allocation of comprehensive loss to redeemable non-controlling interests	—	—	—	—	—	—	(248)	—	(248)

Balance, June 30, 2025	3,030	$758	328	$(6,404)	$987	$494	$(465)	$1,712	$(2,918)

Net income[1]	—	—	—	—	—	4,355	—	302	4,657

Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,996)	(2,996)

Stock compensation expense	—	—	—	—	41	—	—	—	41

Foreign currency translation gain[2]	—	—	—	—	—	—	159	—	159

Reclassification of interest rate swaps into earnings	—	—	—	—	—	—	12	—	12

Unrealized loss on interest rate swaps	—	—	—	—	—	—	(65)	—	(65)

Allocation of comprehensive income from unconsolidated investments	—	—	—	—	—	—	204	—	204

Allocation of comprehensive income to redeemable non-controlling interests	—	—	—	—	—	—	(7)	—	(7)

Balance, September 30, 2025	3,030	$758	328	$(6,404)	$1,028	$4,849	$(162)	$(982)	$(913)

(1) Excludes amount attributable to redeemable non-controlling interests in Contrail Aviation Support, LLC ("Contrail") and Shanwick B.V. ("Shanwick")
(2) Cumulative translation adjustments were at a loss of $0.4 million and a gain of $0.2 million as of March 31, 2025 and September 30, 2025, respectively, and a gain of $4.5 million and a gain of $6.0 million, as of March 31, 2026 and September 30, 2026, respectively.

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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2026. The unaudited results of operations for the period ended September 30, 2026 are not necessarily indicative of the operating results for a full year.
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
2.    Acquisitions

2026 Arena Aviation Partners B.V.

On June 10, 2026, Crestone Air Partners, LLC ("CAP"), a subsidiary of Air T, Inc., completed the acquisition of 100% of the outstanding equity interests of Arena Aviation Partners B.V. ("Arena"), an aviation asset management and aircraft leasing company for a purchase price of $34.1 million (the "Acquisition"). The Company acquired Arena to expand its aviation leasing and asset-management platform. The acquired business is included in the aviation leasing and asset management segment.

The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). Consideration for the acquisition included cash of $21.8 million and contingent consideration with a fair value of $12.3 million. The contingent consideration consists of future cash payments to certain former owners of Arena equal to 57.5% of specified performance-based fees collected under certain servicing agreements acquired as part of the transaction. Payments are not contingent upon continued employment. The ultimate amount payable depends on future collections associated with the underlying agreements and is not subject to a contractual cap. The contingent consideration was recorded as a liability at its acquisition-date fair value and will be remeasured to fair value at each reporting date until settled, with changes recognized in earnings. For purposes of determining the fair value of the contingent consideration, the Company utilized a discounted cash flow ("DCF") approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values forecasted expected future payments based on the performance-based fees expected to be collected over the term of the earnout. The fair value of the contingent consideration would have been materially different if there was a significant change to the projected performance-based fees and the credit spread of 5.0% used to discount projected future payments of the earnout.

The purchase price was allocated to identifiable assets and liabilities based on information available on the date of the acquisition. The current purchase price allocation resulted in goodwill of $8.1 million.

The allocation of the purchase price is preliminary and will potentially change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to intangible assets, deferred taxes, and other acquisition-date estimates. The final determination of the fair values will be completed within the one-year measurement period. The cash portion of the purchase price was paid at closing, and transaction costs associated with the acquisition of $2.9 million were expensed as incurred and recognized within general and administrative expenses.

During the three months ended September 30, 2026, the Company recorded measurement period adjustments to the preliminary opening balance sheet of Arena, primarily related to the finalization of the valuation of customer relationship intangible assets and the related deferred tax liability, in addition to payroll tax liabilities and uncertain tax positions and associated indemnification assets. These adjustments resulted in a $0.2 million increase in intangible assets, a $0.1 million increase in deferred tax liabilities, a $4.6 million increase in tax liabilities, a $4.6 million increase in indemnification assets, a $0.3 million decrease in accounts payable, and a corresponding $0.1 million decrease in goodwill. The measurement adjustments were based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to that date. The effect of the measurement period adjustments on the Company's results of operations for prior periods was not material.

The following table summarizes the current acquisition-date fair values of the assets acquired and liabilities assumed as of June 10, 2026 (in thousands):

Fair Value of Assets Acquired and Liabilities Assumed	Amount
Assets:
Cash and cash equivalents	$2,589
Accounts receivable, net of allowance for doubtful accounts	470
Tax receivable	466
Prepaid expenses	6
Other current assets	210
Property and equipment	154
ROU assets	168
Intangible assets	29,884
Indemnification assets	4,563
Equity method investments	731
Goodwill	8,080
Total assets	47,321

Liabilities:
Accounts payable	431
Accrued expenses and other	13
Tax liabilities	4,795
Deferred tax liability	7,711
Other liabilities	27
Current lease liability	71
Non-current lease liability	98
Equity	—
Total liabilities	13,146

Net assets acquired	$34,175

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

The following table sets forth the identifiable intangible assets and their useful lives as of June 10, 2026 (in thousands):

Identifiable Intangible Assets	Useful Life in Years	Fair Value
Customer relationships - existing contracts	4	$14,292
Customer relationships - institutional investor relationships	11	$15,592

Revenues of $5.1 million and a net income of $0.6 million attributable to Arena are included in our condensed consolidated statements of income (loss) for the period beginning on June 10, 2026 and ending on September 30, 2026. Revenues of $4.5 million and net income of $1.0 million attributable to Arena are included in our condensed consolidated statements of income (loss) for the three months ended September 30, 2026.

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

The initial accounting for the Rex acquisition remains incomplete. The amounts recorded for aircraft and related equipment, right-of-use assets and lease liabilities, certain accrued liabilities and contingencies arising from the administration process, and income tax balances are provisional pending completion of the Company’s valuation analyses. During the three months ended September 30, 2026, a measurement period adjustment was identified related to a receivable from the Administrators of A$1.2 million as of the opening balance sheet date. As a result of the measurement period adjustment, the Company also recognized an additional A$1.2 million, or US$0.9 million to bargain purchase gain, which is recorded in the period the measurement period adjustment was identified. This is the only difference for the opening balance sheet as of the acquisition date from those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The measurement period will end no later than December 18, 2026. Changes to these provisional amounts during the remainder of the measurement period may result in material adjustments to the fair values of the assets acquired and liabilities assumed and to the gain on bargain purchase.

The results of operations of Rex are included in the Company’s condensed consolidated financial statements for the three and six months ended September 30, 2026. Because Rex was acquired subsequent to September 30, 2025, no amounts related to Rex are included in the comparative prior year period.

Pro Forma Consolidated Financial Information

The unaudited pro forma consolidated results for the six months ended September 30, 2026 and 2025 were prepared using the acquisition method of accounting and are based on the historical financial information of Arena, Rex, and the Company. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisitions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.

The unaudited pro forma consolidated financial information presents the Company's results as if the acquisitions had occurred on April 1, 2025, and is not indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisitions on April 1, 2025. The pro forma adjustments do not include any of the cost savings and other synergies anticipated from the acquisitions (in thousands).

	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025
Revenue	$263,928	$234,996
Net Loss	(33,360)	(52,052)

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
The following is a description of the Company’s performance obligations as of September 30, 2026:

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

The Company recognizes revenue when obligations under the terms of the contract are satisfied; generally, this occurs at a point-in-time upon shipment or when control is transferred to the customer. Transaction prices are based on contracted terms, which are at fixed amounts based on standalone selling prices. While the majority of the Company's contracts do not have variable consideration, for the limited number of contracts that do, the Company records revenue based on the standalone selling price less an estimate of variable consideration (such as rebates, discounts or prompt payment discounts). The Company estimates these amounts based on the expected incentive amount to be provided to customers and reduces revenue accordingly. Performance obligations are short-term in nature and customers are typically billed upon transfer of control. The Company records all shipping and handling fees and such amounts are billed to customers as revenue.

The terms and conditions of the customer purchase orders or contracts are dictated by either the Company’s standard terms and conditions or by a master service agreement or by the contract.
Support Services	The Company provides a variety of support services such as aircraft maintenance, printer maintenance, and short-term repair services to its customers. Additionally, the Company operates certain aircraft routes on behalf of FedEx Corporation ("FedEx"). A performance obligation is created when the Company agrees to provide a particular service to a customer. For each service, the Company recognizes revenues over time as the customer simultaneously receives the benefits provided by the Company's performance. This revenue recognition can vary from when the Company has a right to invoice to the output or input method depending on the structure of the contract and management’s analysis.

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
Leasing Revenue	Leasing revenue is recognized in accordance with ASC Topic 842.

The following table summarizes disaggregated revenues by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Regional Airline
Regional airline	$53,143	$—	$105,356	$—
Product Sales
Overnight air cargo	12,590	11,194	23,433	23,671
Commercial aircraft, engines and parts	24,197	17,378	41,607	35,139
Ground support equipment	17,897	9,180	21,440	23,518
Corporate and other	747	323	1,007	490
Support Services
Overnight air cargo	20,062	18,712	39,052	36,704
Commercial aircraft, engines and parts	2,601	3,093	5,435	5,335
Ground support equipment	514	289	585	708
Corporate and other	4	9	9	25
Other
Regional airline	3,619	—	7,315	—
Overnight air cargo	523	18	659	138
Commercial aircraft, engines and parts	233	205	495	408
Ground support equipment	445	168	514	481
Corporate and other	(252)	754	599	1,271
Software Services
Digital Solutions	2,464	2,209	4,951	4,305
Aviation Leasing and Asset Management
Aviation leasing and asset management	7,754	—	9,120	—
Leasing Revenue
Commercial aircraft, engines and parts	16	204	33	1,958
Corporate and other	380	414	789	869
Total	$146,937	$64,150	$262,399	$135,020
See Note 13 for the Company’s disaggregated revenues by segment. These notes disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances and Costs

Contract liabilities relate to consideration received or due in advance of performance, including deferred revenue and advance customer deposits. Outstanding contract liabilities as of September 30, 2026 and March 31, 2026 were $24.9 million and $22.8 million, respectively. The amount of contract liabilities outstanding as of March 31, 2026 that were recognized during the six-month period ended September 30, 2026 was $21.6 million.

4.     Accrued Expenses and Other

(In thousands)	September 30, 2026	March 31, 2026

Salaries, wages and related items	$17,511	$15,774
Profit sharing and bonus	6,364	4,416
Deferred income	23,693	22,153
Accrued interest expense	4,095	3,542
Other	4,108	3,832
Total	$55,771	$49,717

5.    Income Taxes
The Company recorded income tax expense of $3.3 million and $4.0 million for the three and six months ended September 30, 2026, respectively, representing effective tax rates (“ETR”) of (20.6)% and (12.8)%, respectively. The Company computes its provision for income taxes using the estimated annual effective tax rate applied to year-to-date income or loss, adjusted for discrete items, if any. Entities generating losses for which a full valuation allowance is recorded are excluded from the estimated annual effective tax rate calculation and are calculated separately. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three and six months ended September 30, 2026 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), Delphax Solutions, Inc. ("DSI"), Rex and its subsidiaries, and the foreign rate differentials for Air T’s operations located in Australia, Ireland, the Netherlands, and Puerto Rico, partially offset by the benefit from the Foreign-Derived Intangible Income (“FDII”) deduction and foreign tax credits. Income tax expense for the periods, despite a pre-tax loss and full valuation allowance on the Company’s U.S. consolidated group, is primarily attributable to the U.S. consolidated group being in an estimated taxable income position for the year, principally due to the recognition of a previously deferred gain and limitations on the deductibility of interest expense.
The Company recorded income tax expense of $2.2 million and $2.1 million for the three and six months ended September 30, 2025, respectively, representing ETRs of 30.4% and 32.1%, respectively. The Company computed its provision for income taxes using the estimated annual effective tax rate, excluding loss jurisdictions with no tax benefit, applied to year-to-date income or loss, adjusted for discrete items, if any. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company’s effective tax rate for the three and six months ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, DTI and DSI, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the FDII deduction.
6.    Net (Loss) Income Per Share
Basic loss per share has been calculated by dividing net (loss) income attributable to Air T, Inc. stockholders by the weighted average number of common shares outstanding during each period. For purposes of calculating diluted loss per share, shares issuable under stock options were considered potential common shares and were included in the weighted average common shares unless they were anti-dilutive.
As of September 30, 2026, of the 212,000 options outstanding under the Air T's 2020 Omnibus Stock and Incentive Plan, none were exercisable. Potential common shares outstanding are not included in the computation of diluted (loss) income per share if their effect is anti-dilutive. During both the three and six months ended September 30, 2026, the Company had 212,000 potential shares from share-based awards that were anti-dilutive. During both the three and six months ended September 30, 2025, the Company had 245,000 potential shares from share-based awards that were anti-dilutive.
7.    Intangible Assets and Goodwill
Intangible assets consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$1,684	$(810)	$874
Internally developed software	5,187	(1,869)	3,318
In-place lease and other intangibles	1,094	(602)	492
Customer relationships	53,219	(5,379)	47,840
Patents	1,139	(1,119)	20
Government contracts	730	(552)	178
Tradenames	1,257	(131)	1,126
Other	1,318	(967)	351
	65,628	(11,429)	54,199
In-process software	261	—	261
Web domain	76	—	76
Intangible assets, total	$65,965	$(11,429)	$54,536

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased software	$889	$(681)	$208
Internally developed software	5,196	(1,574)	3,622
In-place lease and other intangibles	1,094	(557)	537
Customer relationships	8,446	(2,707)	5,739
Patents	1,139	(1,118)	21
Government contracts	716	(195)	521
Tradenames	1,233	(46)	1,187
Other	1,551	(1,168)	383
	20,264	(8,046)	12,218
In-process software	811	—	811
Intangible assets, total	$21,075	$(8,046)	$13,029
Intangible assets obtained through the acquisition of Arena consisted of customer relationships for existing contracts and institutional investors and are included as part of customer relationships. Refer to Note 2 for additional information on the acquisition of Arena and related intangible assets.
As discussed in Note 9, the Company received a distribution of the rights to servicing agreements from CAM during the six months ended September 30, 2026. The fair value on distribution of the servicing agreements was $15.6 million and is included within customer relationships. The asset was deemed to have a useful life of five years. For purposes of determining the fair value of the identifiable intangible asset, the Company utilized a DCF approach, consistent with market practice and applicable accounting standards to estimate the fair value based on the absence of observable market inputs. The DCF values forecasted associated cash flows related to the servicing agreements that made up the asset management function at CAM. The fair value of the servicing agreements would have been materially different if there was a significant change to the cash flows associated with the servicing agreements and/or the discount rate applied to the cash flows for the servicing agreements of 14.5%.
The increase in customer relationships from March 31, 2026 to September 30, 2026 was primarily driven by the Arena acquisition and distribution from CAM. In addition, changes in foreign currency translation rates can result in changes to intangible asset balances displayed above.
Based on the intangible assets recorded at September 30, 2026 and assuming no subsequent additions to, or impairment of the underlying assets, and no changes in foreign currency exchange rates, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending March 31,	Amortization Expense
2027 (excluding the six months ended September 30, 2026)	$5,179
2028	9,817
2029	9,727
2030	9,520
2031	6,536
2032	3,083
Thereafter	10,337
$54,199
Amortization expense totaled $2.8 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense totaled $3.7 million and $0.6 million for the six months ended September 30, 2026 and 2025, respectively.
Goodwill for relevant segments and corporate and other, at original cost, consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Overnight air cargo	$1,113	$1,113
Commercial aircraft, engines and parts	4,227	4,227
Digital solutions	6,423	6,478
Aviation leasing and asset management	7,346	—
Total reportable segment goodwill, at cost	19,109	11,818
Corporate and other	376	376
Less accumulated impairment	(376)	(376)
Goodwill, net of impairment	$19,109	$11,818
The increase in the carrying amount of goodwill from March 31, 2026 to September 30, 2026 is primarily attributable to the Arena acquisition (as described in Note 2), as well as adjustments due to changes in foreign exchange rates. Subsequent to the acquisition of Arena, there was a purchase accounting adjustment for $0.5 million that reduced goodwill. There was no impairment of goodwill during the six months ended September 30, 2026.

8.    Debt Investments
The Company participates in profit participation notes receivable ("PPN") as part of the Company's investment strategy in association with its aircraft investments. The Company has subscribed to one PPN with Blue Crest Prospector Pico Duarte DAC ("Pico Duarte") and a second PPN with Blue Crest Aerie 1 DAC ("Aerie"). The issuer of the PPN utilizes the funds received to purchase aircraft investments that are on lease with a third party to generate income to repay the PPNs with interest. The Pico Duarte PPN does not have a stated interest rate, but accrues interest at 100% of the associated profits, as dictated by the respective agreements. The Aerie PPN accrues interest at the greater of 4.0% per annum or 100% of the accumulated net accounting profits, as dictated by the respective agreement. Both PPNs do not dictate any repayment schedule beyond repayment at maturity. As of September 30, 2026, $0.2 million of unpaid accrued interest was outstanding under the notes and included within other assets on the condensed consolidated balance sheets. The following table summarizes the terms of the related notes in addition to the principal outstanding (in thousands):

	Principal Outstanding
PPN	September 30, 2026	March 31, 2026	Maximum Participation	Maturity Date
Pico Duarte	$4,720	$9,286	$20,000	2/22/2046
Aerie	3,051	—	4,000	3/30/2046
Total debt investments	$7,771	$9,286
9.    Equity Method Investments
Bloomia Holdings, Inc. investment

The Company’s investment in Bloomia (NASDAQ: TULP), formerly Lendway, Inc., formerly Insignia Systems, Inc., is accounted for under the equity method of accounting. The Company has elected a three-month lag upon original adoption of the equity method. As of September 30, 2026, the number of Bloomia's shares owned by the Company was 1,605,549, representing approximately 33.2% of the outstanding shares.
In April 2026, as part of a rights offering by Bloomia, the Company exchanged the full balance of its notes receivable with Bloomia, totaling $4.0 million of principal and unpaid interest, for 994,989 shares of Bloomia's common stock in addition to purchasing 123,456 shares for $0.5 million. Due to the subordinated financial support, Bloomia is a variable interest entity to which the Company holds variable interests in the common stock. The Company has determined it is not the primary beneficiary, as it does not control Bloomia's Board of Directors, which is the party with the power to direct the activities that most significantly impact the economic performance of Bloomia. Additionally, the Company's exposure to variability of Bloomia is limited to its 33.2% ownership in Bloomia's common stock. Accordingly, the Company does not consolidate Bloomia and will continue to account for this investment using the equity method of accounting.
Cadillac Casting, Inc. investment
The Company's 20.1% investment in Cadillac Casting, Inc. ("CCI") is accounted for under the equity method of accounting. Due to the differing fiscal year-ends, the Company has elected a three-month lag to record the CCI investment, with a basis difference of $0.3 million.
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
On June 10, 2026, the Company, through its wholly owned subsidiary Air T Acquisition 26.1, LLC (“ATA 26.1”), and Aviation Growth Initiatives, LLC (“AGI”), a management-affiliated entity formed by executives of the Company’s wholly owned subsidiary Crestone Air Partners, Inc., entered into a Membership Interest Purchase Agreement with the MRC Common Members, pursuant to which ATA 26.1 and AGI each acquired 5% of the Common Interests of CAM previously held by the MRC Common Members for cash consideration of $3.1 million each ($6.2 million in the aggregate), increasing the Company’s aggregate Common Interest ownership (together with ATA 26.1) from 90% to 95%, with AGI holding the remaining 5%. Immediately following this purchase, the Company, ATA 26.1, and AGI entered into a Redemption Agreement with CAM, pursuant to which CAM redeemed approximately 99% of the Common Interests held by each of them on a pro rata basis (leaving a residual 1% Common Interest) in exchange for CAM’s assignment of its entire right, title, and interest in a portfolio of servicing agreements (the “Servicing Agreements”) that had historically constituted CAM’s Asset Management Function with a fair value of $15.6 million, allocated ratably based on Common Interests held immediately prior to the redemption. In connection with these transactions, the parties also amended CAM’s Second Amended and Restated Limited Liability Company Agreement (the “LLC Amendment”) to replace the CAM board seat previously designated for MRC with a Company/AGI-affiliated designee, and to replace MRC’s prior board-level veto rights with a direct contractual consent right held by the MRC Investor Members over specified significant actions of CAM, including approval of new investment opportunities, amendments to CAM’s governing documents, changes in distribution or fee allocations, and extraordinary transactions such as a merger, liquidation, or dissolution of CAM.
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
CAM's HLBV net assets, including common interests and investor interests, were $12.8 million and $33.2 million as of September 30, 2026 and 2025, respectively. Additionally, contributions from and distributions to both Air T and MRC for the three and six months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Contributions	$6,685	$3,520	$6,734	$7,288
Distributions	9,342	3,887	11,648	6,402
Investment balances for the Company's equity method investees as of September 30, 2026 and March 31, 2026 were as follows (in thousands):

Investment	September 30, 2026	March 31, 2026
CAM	$3,624	$10,322
BCAP	15,503	10,909
Bloomia	2,370	—
CCI	3,639	3,557
Other equity method investments	1,033	1,280
Total	$26,169	$26,068
Net income (loss) attributable to Air T, Inc. stockholders for the Company's equity method investees, included in non-operating (expense) income on the condensed consolidated statements of income (loss), including basis difference adjustments, during the three and six months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Investment	2026	2025	2026	2025
CAM	$193	$3,767	$3,865	$3,516
BCAP	36	—	(295)	—
Bloomia	(1,772)	492	(2,065)	620
CCI	150	2	82	(27)
Other equity method investments	173	122	325	260
Total	$(1,220)	$4,383	$1,912	$4,369
The Company's equity method investees may, from time to time, make distributions and dividends to the Company in accordance with accumulated earnings at the investee. For the three and six months ended September 30, 2026 and 2025, the Company received distributions and dividends from equity method investees as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Investment	2026	2025	2026	2025
CAM	$2,086	$903	$4,021	$1,731
BCAP	4,156	—	5,346	—
Bloomia	—	—	—	—
CCI	—	—	—	—
Other equity method investments	268	241	614	538
Total	$6,510	$1,144	$9,981	$2,269
10.    Inventories

(In thousands)	September 30, 2026	March 31, 2026
Inventories:
Raw materials	$7,814	$5,252
Work in process	2,481	2,357
Finished goods	5,471	4,406
Aircraft parts	50,309	49,553
Expendable parts	22,915	20,745
Total inventories	88,990	82,313
Reserves	(5,095)	(5,186)
Total inventories, net of reserves	$83,895	$77,127
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
The components of lease cost for the three and six months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,184	$874	$2,438	$1,715
Short-term lease cost	417	232	1,059	571
Variable lease cost	417	252	733	499
Total lease cost	$2,018	$1,358	$4,230	$2,785

Amounts reported in the condensed consolidated balance sheets for leases where we are the lessee as of September 30, 2026 and March 31, 2026 were as follows (in thousands):

	September 30, 2026	March 31, 2026
Operating leases
Operating lease ROU assets	$16,958	$14,594
Operating lease liabilities	$17,934	$15,592

Weighted-average remaining lease term
Operating leases	9 years, 4 months	9 years, 10 months

Weighted-average discount rate
Operating leases	8.02%	7.33%

During the six months ended September 30, 2026, the Company had ROU assets that were obtained in exchange for new operating lease liabilities in the amount of $5.7 million.
The Company has an operating lease between entities under common control where the useful life of certain leasehold improvements exceeds the related lease term. As of September 30, 2026, the remaining lease term on the operating lease was three years, two months and the useful life of leasehold improvements that exceeded the lease term ranged from three years, four months to three years, eight months. As of September 30, 2026, the unamortized balance of such leasehold improvements was $0.2 million.
Maturities of lease liabilities under non-cancellable leases where we are the lessee as of September 30, 2026 are as follows (in thousands):

Operating Leases
2027 (excluding the six months ended September 30, 2026)	$2,350
2028	4,419
2029	3,595
2030	2,253
2031	1,732
Thereafter	10,816
Total undiscounted lease payments	25,165
Interest	(7,231)
Total lease liabilities	$17,934

12.    Financing Arrangements
On May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with two Institutional Investors that replaced the Second Note Purchase Agreement ("Second NPA") transaction documents. Pursuant to the Third Note Purchase Agreement ("Third NPA") with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors agreed to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates, of which the Issuer has received all contractually required advances through September 30, 2026 (in thousands):

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

As of September 30, 2026, the Issuer has collectively received a total of $75.0 million of advances from the Investors.

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

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as do all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities held by the Issuer.
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
On September 1, 2026, the Alerus Loan Parties entered into Amendment No. 7 to Credit Agreement ("Amendment No. 7") with Alerus. In connection with Amendment No. 7, the Alerus Loan Parties executed an Amended and Restated Revolving Credit Note in the original principal amount of $25.0 million (the “Revolving Note”), which amends and restates, without repayment or novation, the prior $20.0 million revolving note, and a Consolidated Term Note in the original principal amount of $11.5 million (the “Consolidated Term Note”), which consolidates, without repayment or novation, the outstanding balances of Term Loan A, Term Loan C and the Overline Note. The Revolving Note matures on August 27, 2029. Under the Consolidated Term Note, principal is payable in monthly installments through August 15, 2031, with all remaining principal due on August 27, 2031.
Amendment No. 7 provides an accordion option under which the Alerus Loan Parties may request an additional revolving commitment of up to $3.5 million for one 120-day period during each fiscal year of the Company, subject to specified conditions, including pro forma compliance with the financial covenants. Outstanding accordion loans must be repaid at the end of the applicable accordion commitment period.
Borrowings under the Revolving Note and any accordion note bear interest at a fluctuating annual rate equal to the greater of 5.00% and 1-month term SOFR plus a leverage-based applicable margin. The Consolidated Term Note bears interest at 1-month term SOFR plus the same applicable margin. The applicable margin is initially 2.50% and ranges from 2.25% to 2.75% based on the Alerus Loan Parties' leverage ratio. Amendment No. 7 also establishes a 0.25% annual unused commitment fee on the unused revolving commitment and provides that the leverage ratio may not exceed 3.00 to 1.00.

The following table provides certain information about the current financing arrangements of the Company and its subsidiaries (other than related party obligations) as of September 30, 2026 and March 31, 2026:

(Dollars In Thousands)	September 30, 2026	March 31, 2026	Maturity Date	Interest Rate	Unused commitments as of September 30, 2026	Type of Debt
Air T Debt
Debt - Air T Funding Trust Preferred Securities[2]	$40,755	$38,719	6/7/2049	8.00%		Recourse
Total	40,755	38,719

Alerus Loan Parties Debt
Revolver - Alerus	21,243	10,545	8/27/2029	Greater of 5.00% or 1-month SOFR + 2.50%	$3,757	Recourse
Accordion Note - Alerus	3,500	—	1/23/2027	Greater of 5.00% or 1-month SOFR + 2.50%	—	Recourse
Consolidated Term Note - Alerus	11,365	—	8/27/2031	1-month SOFR + 2.50%		Recourse
Term Note A - Alerus	—	8,295	8/15/2029	1-month SOFR + 2.00%		Recourse
Term Note C - Alerus	—	925	5/15/2030	Greater of 5.00% or 1-month SOFR + 2.25%		Recourse
Total	36,108	19,765

Contrail Debt
Revolver - Alerus	12,454	8,181	11/24/2027	1-month SOFR + 3.11%	2,546	Limited recourse[3]
Term Loan - OCAS II	3,267	—	4/1/2029	10-year Treasury yield + 2.50%		Non-recourse
Term Loan - OCAS I	172	—	11/28/2026	10-year Treasury yield + 2.50%		Non-recourse
Total	15,893	8,181

Wolfe Lake Debt
Term Loan - Bridgewater	8,635	8,778	12/2/2031	3.65%		Non-recourse
Total	8,635	8,778

Air T Acquisition 22.1 ("ATA 22.1") Debt
Term Loan - Alerus	5,143	6,000	11/24/2032	Greater of 5.00% or 1-month SOFR + 1.90%		Non-recourse
Term Loan A - ING	340	690	2/1/2027	3.50%		Non-recourse
Term Loan B - ING	1,134	1,150	5/1/2027	4.00%		Non-recourse
Total	6,617	7,840

AAM 24-1 Debt
2 Does not include $13.0 million held by wholly-owned subsidiaries of the Company.
3 Includes Air T's guarantee of approximately $2.0 million.

Promissory Notes - Institutional Investors	75,000	60,000	5/31/2035	8.50%		Non-recourse
Total	75,000	60,000

MAC Debt
Term Loan - Bank of America, N.A.	2,100	2,157	2/21/2030	1-month SOFR + 0.11% + 1.75%		Non-recourse
Total	2,100	2,157

Rex Debt
Term Loan - Commonwealth	26,061	23,842	11/11/2054	—%		Non-recourse
Line of Credit - Commonwealth	22,117	—	12/17/2032	6.00%[4]	19,745	Non-recourse
Total	48,178	23,842

ATA 25.1 Debt
Term Note - Institutional Investors	41,365	41,271	12/15/2031	11.50%		Recourse
Total	41,365	41,271

Total Debt	274,651	210,553

Unamortized Premiums and Debt Issuance Costs	(2,268)	(2,357)
Total Debt, net	$272,383	$208,196
4 Effective July 1, 2026, the interest rate was amended from 12.00% to 6.00%.
At September 30, 2026, our contractual financing obligations, including payments due by period, are as follows (in thousands):

Due by	Amount
September 30, 2027	$8,677
September 30, 2028	16,074
September 30, 2029	24,654
September 30, 2030	4,378
September 30, 2031	7,670
Thereafter	213,198
274,651
Unamortized Premiums and Debt Issuance Costs	(2,268)
$272,383
Net interest expense for the Company and its subsidiaries was as follows for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change
Net Interest Expense by entity:	2026	2025		2026	2025
Rex	$1,068	$—	$1,068	$2,497	$—	$2,497
Air T Funding Trust Preferred Securities	1,480	743	737	2,852	1,454	1,398
ATA 25.1 (Rex's parent entity)	1,339	—	1,339	2,531	—	2,531
AAM 24-1	1,099	736	363	2,120	1,435	685
Alerus Loan Parties	493	370	123	864	741	123
Contrail	322	156	166	554	465	89
Wolfe Lake	82	85	(3)	164	170	(6)
MAC	(8)	38	(46)	5	96	(91)
ATA 22.1	(97)	25	(122)	(193)	115	(308)
Other	68	99	(31)	125	89	36
Total	$5,846	$2,252	$3,594	$11,519	$4,565	$6,954
Cash paid for interest totaled $9.4 million and $3.8 million during the six months ended September 30, 2026 and 2025, respectively.

13.    Segment Information
Air T's portfolio of businesses is managed on a highly decentralized basis. These businesses are aggregated into operating segments in a manner that reflects how Air T views the business activities. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM is ultimately responsible for significant capital allocation decisions and evaluating operating performance. In assessing performance for the Company's businesses, the CODM reviews operating income and Adjusted EBITDA. Certain operating segments are aggregated into reportable segments.
On June 10, 2026, the Company acquired Arena and received a distribution of servicing agreement rights for CAM as discussed in Note 2 and Note 9, respectively. The acquisition and resulting distribution of the servicing agreement rights are reported in the new aviation leasing and asset management segment based on new business operations not previously part of the consolidated Company.
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
Overnight Air Cargo
The overnight air cargo segment primarily operates under its relationship with FedEx, which spans over 40 years. Two of its operating companies represent 2 of 8 companies in the U.S. that have North American feeder airlines under contract with FedEx. MAC and CSA operate and maintain Cessna Caravan, Sky Courier, ATR-42 and ATR-72 aircraft that fly daily small-package cargo routes throughout the eastern United States and upper Midwest, and in the Caribbean.

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

The Company also has a "Corporate and Other" category which includes unallocated Air T holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments, in addition to revenues and expenses for non-reportable operating segments.

Segment data is summarized in the following tables (in thousands):

	Three Months Ended September 30, 2026
	Regional Airline	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Aviation Leasing and Asset Management	Total
Revenue from external customers	$56,762	$33,175	$27,047	$18,856	$2,464	$7,754	$146,058
Intersegment revenue	—	1,358	1,460	—	138	—	2,956
	56,762	34,533	28,507	18,856	2,602	7,754	149,014
Reconciliation of revenue
Other revenue[1]							913
Elimination of intersegment revenue[2]							(2,990)
Total consolidated revenue							$146,937
Cost of sales:
Cost of sales from external sources	49,220	27,492	19,688	15,285	846	—
Intersegment operating expense	206	1,359	1,328	—	7	—
	49,426	28,851	21,016	15,285	853	—
Less:[3]
General and administrative	7,933	3,071	6,022	864	1,652	6,969	26,511
Depreciation and amortization	9,385	170	150	49	212	2,167	12,133
Earnout remeasurement	—	—	123	—	—	3,279	3,402
Segment profit (loss)	$(9,982)	$2,441	$1,196	$2,658	$(115)	$(4,661)	(8,463)

Reconciliation of profit (loss)
Other revenue[1]							913
Other cost of sales[1]							(591)
Other depreciation and amortization							(178)
Other expenses[1]							(451)
Interest expense							(5,846)
Loss from equity method investments							(1,203)
Gain on bargain purchase							872
Other non-operating expense							1,777
Other corporate expenses[4]							(3,269)
Elimination of intersegment profits							235
(Loss) income before income taxes							$(16,204)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $44.0 thousand for the three months ended September 30, 2026. After eliminations, Other revenue from third parties is $0.9 million for the three months ended September 30, 2026.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
4 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters and, expenses related to identifying and pursuing new corporate business initiatives.

	Three Months Ended September 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$29,924	$20,880	$9,637	$2,209	$62,650
Intersegment revenue	1,152	583	—	—	1,735
	31,076	21,463	9,637	2,209	64,385
Reconciliation of revenue
Other revenue[1]					1,544
Elimination of intersegment revenue[2]					(1,779)
Total consolidated revenue					$64,150
Cost of sales:
Cost of sales from external sources	24,922	14,427	6,539	762
Intersegment operating expense	1,152	517	—	—
	26,074	14,944	6,539	762
Less:[3]
General and administrative	3,250	6,742	1,445	1,512	12,949
Gain from sale of aircraft	—	(7,034)	—	—	(7,034)
Depreciation and amortization	137	298	34	213	682
Earnout remeasurement	—	(264)	—	—	(264)
Segment profit (loss)	$1,615	$6,777	$1,619	$(278)	9,733

Reconciliation of profit (loss)
Other revenue[1]					1,544
Other cost of sales[1]					(364)
Other depreciation and amortization					(145)
Other expenses[1]					(1,131)
Interest expense					(2,252)
Income from equity method investments					4,179
Other non-operating expense					(201)
Other corporate expenses[4]					(4,271)
Elimination of intersegment profits					142
Income before income taxes					$7,234

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
4 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters and, expenses related to identifying and pursuing new corporate business initiatives.

	Six Months Ended September 30, 2026
	Regional Airline	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Aviation Leasing and Asset Management	Total
Revenue from external customers	$112,671	$63,144	$47,570	$22,539	$4,951	$9,120	$259,995
Intersegment revenue	—	2,588	1,785	—	278	—	4,651
	112,671	65,732	49,355	22,539	5,229	9,120	264,646
Reconciliation of revenue
Other revenue[1]							2,483
Elimination of intersegment revenue[2]							(4,730)
Total consolidated revenue							$262,399
Cost of sales:
Cost of sales from external sources	94,478	52,120	34,479	17,810	1,732	—
Intersegment operating expense	250	2,590	1,553	—	14	—
	94,728	54,710	36,032	17,810	1,746	—
Less:[3]
General and administrative	17,449	6,334	12,427	2,231	2,967	11,534	52,942
Depreciation and amortization	18,203	325	323	86	480	2,464	21,881
Earnout remeasurement	—	—	123	—	—	3,279	3,402
Segment profit (loss)	$(17,709)	$4,363	$450	$2,412	$36	$(8,157)	(18,605)

Reconciliation of profit (loss)
Other revenue[1]							2,483
Other cost of sales[1]							(1,021)
Other depreciation and amortization							(315)
Other expenses[1]							(1,578)
Interest expense							(11,519)
Income from equity method investments							2,012
Gain on bargain purchase							872
Other non-operating expense							2,023
Other corporate expenses[4]							(5,938)
Elimination of intersegment profits							348
(Loss) income before income taxes							$(31,238)

1 Revenue, cost of sales, and expenses from segments below the quantitative thresholds or that do not constitute a business segment are attributable to an investment advisory business, a laser printer manufacturer, and a commercial property owned by the Company.
2 Elimination of intersegment revenue includes eliminations related to Other revenue in the tables above totaling $88.0 thousand for the six months ended September 30, 2026. After eliminations, Other revenue from third parties is $2.4 million for the six months ended September 30, 2026.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
4 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters and, expenses related to identifying and pursuing new corporate business initiatives.

	Six Months Ended September 30, 2025
	Overnight Air Cargo	Commercial Aircraft, Engines and Parts	Ground Support Equipment	Digital Solutions	Total
Revenue from external customers	$60,513	$42,840	$24,707	$4,305	$132,365
Intersegment revenue	2,014	1,051	—	—	3,065
	62,527	43,891	24,707	4,305	135,430
Reconciliation of revenue
Other revenue[1]					2,743
Elimination of intersegment revenue[2]					(3,153)
Total consolidated revenue					$135,020
Cost of sales:
Cost of sales from external sources	50,821	29,084	18,842	1,598
Intersegment operating expense	2,014	953	—	—
	52,835	30,037	18,842	1,598
Less:[3]
General and administrative	6,336	12,865	2,838	2,814	24,853
Gain on sale of aircraft	—	(7,034)	—	—	(7,034)
Depreciation and amortization	275	1,055	70	420	1,820
Earnout remeasurement	—	(666)	—	—	(666)
Segment profit (loss)	$3,081	$7,634	$2,957	$(527)	13,145

Reconciliation of profit (loss)
Other revenue[1]					2,743
Other cost of sales[1]					(780)
Other depreciation and amortization					(291)
Other expenses[1]					(2,103)
Interest expense					(4,565)
Income from equity method investments					4,160
Other non-operating income					478
Other corporate expenses[4]					(6,646)
Elimination of intersegment profits					286
Income before income taxes					$6,427

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
4 Other corporate expenses consist of unallocated expenses that are related to the activities of Corporate and other in support of the overall business. Unallocated expenses include, but are not limited to: shared services that are not allocated, costs associated with the corporate headquarters and, expenses related to identifying and pursuing new corporate business initiatives.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	Capital Expenditures		Capital Expenditures
Regional Airline	$7,464	$—	$28,313	$—
Overnight Air Cargo	55	81	243	146
Commercial Aircraft, Engines and Parts	371	47	421	213
Ground Support Equipment	8	15	8	15
Digital Solutions	—	—	—	—
Aviation Leasing and Asset Management	356	—	356	—
Total Reportable Segments	8,254	143	29,341	374
Corporate and Other	—	33	—	33
Total	$8,254	$176	$29,341	$407
The reconciliation of operating income (loss) and elimination of intersegment loss is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Operating Income (Loss) From External Sources	Intersegment Operating (Loss) Income	Operating Income (Loss)	Operating Income (Loss) From External Sources	Intersegment Operating (Loss) Income	Operating Income (Loss)
Regional Airline	$(9,778)	$(204)	$(9,982)	$—	$—	$—
Overnight Air Cargo	2,442	(1)	2,441	1,615	—	1,615
Commercial Aircraft, Engines and Parts	1,188	8	1,196	6,838	(61)	6,777
Ground Support Equipment	2,658	—	2,658	1,619	—	1,619
Digital Solutions	(116)	1	(115)	(278)	—	(278)
Aviation Leasing and Asset Management	(4,661)	—	(4,661)	—	—	—
Total Reportable Segments	(8,267)	(196)	(8,463)	9,794	(61)	9,733
Corporate and Other	(3,537)	(39)	(3,576)	(4,286)	(81)	(4,367)
Eliminations		235	235		142	142
Total	$(11,804)	$—	$(11,804)	$5,508	$—	$5,508

	Six Months Ended September 30, 2026			Six Months Ended September 30, 2025
	Operating Income (Loss) From External Sources	Intersegment Operating (Loss) Income	Operating Income (Loss)	Operating Income (Loss) From External Sources	Intersegment Operating (Loss) Income	Operating Income (Loss)
Regional Airline	$(17,458)	$(251)	$(17,709)	$—	$—	$—
Overnight Air Cargo	4,364	(1)	4,363	3,081	—	3,081
Commercial Aircraft, Engines and Parts	466	(16)	450	7,790	(156)	7,634
Ground Support Equipment	2,412	—	2,412	2,957	—	2,957
Digital Solutions	34	2	36	(527)	—	(527)
Aviation Leasing and Asset Management	(8,157)	—	(8,157)	—	—	—
Total Reportable Segments	(18,339)	(266)	(18,605)	13,301	(156)	13,145
Corporate and Other	(6,287)	(82)	(6,369)	(6,947)	(130)	(7,077)
Eliminations		348	348		286	286
Total	$(24,626)	$—	$(24,626)	$6,354	$—	$6,354
14.    Commitments and Contingencies
Redeemable Non-Controlling Interests Put/Call Options

Contrail entered into an Operating Agreement (the “Contrail Operating Agreement”) in connection with the acquisition of Contrail providing for the governance of and the terms of membership interests in Contrail and including put and call options with the Seller to require Contrail to purchase all of the Seller’s equity membership interests in Contrail, such options commencing on the fifth anniversary of the acquisition, which occurred on July 18, 2021. On May 30, 2024, Contrail entered into a Membership Interest Redemption and Earnout Agreement (the "Redemption Agreement") with the Seller. Pursuant to the Redemption Agreement, Contrail agreed to purchase and redeem from the Seller, 16% of its 21% interest in Contrail, with the earnout period being retroactive to April 1, 2024. In June 2026, the Company purchased and redeemed from the Seller their remaining 5% ownership of Contrail in exchange for a $3.5 million Secured Subordinated Promissory Note (the "Put Note"), $0.5 million below the redemption value where the excess was recorded as an increase to additional paid-in capital. The Put Note accrues interest on the principal amount at an initial rate of 6.8% and adjusts annually to the equivalent of the ten-year Treasury bond yield, adjusted on each anniversary date of the note, plus 2.5%. The interest under the note compounds monthly.

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

In June 2026, in connection with CAP's acquisition of Arena, CAP entered into a shareholder agreement to issue 102,459 Class B preferred units (the "Class B Units") of CAP to an unrelated third party in exchange for $10.0 million to help finance the acquisition of Arena. The Class B Units represent 10.25% of CAP's total equity interests and include a put/call option with regard to the 10.25% non-controlling interest. The put/call option grants CAP an option to purchase on the fourth anniversary and the owners of the Class B Units the option to sell on the fifth anniversary the 10.25% interest at an amount equal to the greater of an amount equal to the applicable Applicable Liquidation Preference (the "Class B Redemption Value") to the 10.25% or the fair market value. The Class B Redemption Value is calculated as 1.5 times the original issue price of the Class B Units less any distributions paid or accrued. The put/call option gives the owner of the 10.25% interest the option to require CAP to purchase their interest at an amount equal to the applicable liquidation preference ("CAP RNCI").

The Company has presented the Shanwick RNCI, Contrail RNCI and CAP RNCI between the liabilities and equity sections of the accompanying condensed consolidated balance sheets. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the estimated redemption value at the end of each reporting period for the Shanwick RNCI. The CAP RNCI represents preferred equity in a consolidated subsidiary and the redemption features become exercisable after a period of five years. The redemption value adjustment of $5.0 million will be accreted over five years. Based on the defined redemption properties, the Shanwick RNCI and CAP RNCI are considered redeemable at other than fair value. Changes in the estimated redemption values are recorded on our condensed consolidated statements of income (loss) within non-controlling interests.

The Shanwick RNCI and CAP RNCI are measured at the higher of their carrying value or their redemption value. As of September 30, 2026, the balances were comprised of the following (in thousands):

	Shanwick RNCI	Contrail RNCI	CAP RNCI	Total
Beginning Balance as of April 1, 2026	$6,264	$4,082	$—	$10,346
Contribution from non-controlling members	—	—	10,000	10,000
Distribution to non-controlling members	(26)	(30)	(152)	(208)
Net income (loss) attributable to non-controlling interests	282	—	(802)	(520)
Other comprehensive loss attributable to the RNCI	(184)	—	—	(184)
Redemption value adjustments	(157)	—	1,260	1,103
Redemption of non-controlling interests	—	(4,052)	—	(4,052)
Ending Balance as of September 30, 2026	$6,179	$—	$10,306	$16,485

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The MD&A provides a narrative analysis explaining the reasons for material changes in the Company’s (i) financial condition during the period from the most recent fiscal year-end, March 31, 2026, to and including September 30, 2026 and (ii) results of operations during the current fiscal period(s) as compared to the corresponding period(s) of the preceding fiscal year.

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
•Market acceptance and operational success of the Company’s aircraft asset management business and related aircraft ventures; and
•Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

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
We currently operate in six industry segments:
•Regional airline, which provides scheduled regional passenger, freight and charter airline services and pilot training in Australia, operating a fleet of 57 Saab 340B and 340B+ twin-engine turboprop aircraft, 30 of which were active as of September 30, 2026, serving regional communities and connecting passengers to major metropolitan centers;
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

RESULTS OF OPERATIONS

Second Quarter Fiscal 2027 Compared to Second Quarter Fiscal 2026

Operating Revenue
Reportable segment revenue for the three-month period ended September 30, 2026 increased by $84.6 million (131%) compared to the same quarter in the prior fiscal year.

Following is a table detailing revenue by segment during the three months ended September 30, 2026 compared to the same quarter in the prior fiscal year (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Regional Airline	$56,762	$—	$56,762	Acquired December 18, 2025
Mountain Air Cargo, Inc. ("MAC")	27,623	24,039	3,584	15%
C.S.A Air, Inc. ("CSA")	3,302	3,502	(200)	(6)%
Worldwide Aircraft Services, Inc. ("WASI")	3,210	3,067	143	5%
Royal Aircraft Services, LLC ("Royal")	398	468	(70)	(15)%
Overnight Air Cargo	34,533	31,076	3,457	11%
Contrail Aviation Support, LLC ("Contrail")	13,256	7,244	6,012	83%
AirCo Companies ("AirCo")	1,178	359	819	228%
Worthington Aviation, LLC ("Worthington")	9,258	9,522	(264)	(3)%
Jet Yard Companies ("Jet Yard")	2,710	3,224	(514)	(16)%
Air'Zona Aircraft Services, Inc. ("Air'Zona")	450	363	87	24%
Landing Gear Support Services, Inc. ("LGSS")	1,655	751	904	120%
Commercial Aircraft, Engines and Parts	28,507	21,463	7,044	33%
Ground Support Equipment	18,856	9,637	9,219	96%
Digital Solutions	2,602	2,209	393	18%
Aviation Leasing and Asset Management	7,754	—	7,754	New June 10, 2026
Reportable segments total	149,014	64,385	84,629	131%
Corporate and Other	913	1,544	(631)	(41)%
Intersegment eliminations	(2,990)	(1,779)	(1,211)	68%
Consolidated Air T, Inc.	$146,937	$64,150	$82,787	129%
Regional airline revenues for the three-month period ended September 30, 2026 were $56.8 million, representing a full quarter of Rex operations, which was acquired on December 18, 2025. There is no prior-year comparable. Revenue consisted of passenger revenue, ancillary fees, freight and charter, and government subsidy income.
Revenues from the overnight air cargo segment for the three-month period ended September 30, 2026 increased by $3.5 million (11%) compared to the second quarter of the prior fiscal year. The increase was principally attributable to higher pricing on flight administrative fees and billable labor at MAC when compared to the prior year comparable quarter.
The commercial aircraft, engines and parts segment contributed $28.5 million of revenues in the quarter ended September 30, 2026 compared to $21.5 million in the comparable prior year quarter, which is an increase of $7.0 million (33%). The increase was largely attributable to increased component sales at Contrail, primarily driven by an increase in sales to a single customer. LGSS and AirCo also contributed to the revenue growth due to strategic investments in aircraft inventory that were not in place during the prior year comparable quarter. Jet Yard saw reduced revenue, primarily due to the prior year quarter's revenue including some larger projects that did not recur in the current quarter.
The ground support equipment segment contributed $18.9 million and $9.6 million to the Company’s revenues for the three-month period ended September 30, 2026 and 2025 respectively, representing a $9.2 million (96%) increase. The increase was primarily driven by a higher number of deicing trucks sold in the current quarter as a result of timing on fulfilling annual orders for a large customer. At September 30, 2026, the ground support equipment segment’s order backlog was $11.6 million compared to $12.9 million at September 30, 2025.
The digital solutions segment contributed $2.6 million of revenues in the quarter ended September 30, 2026 compared to $2.2 million in the prior year quarter, an increase of $0.4 million (18%). The increase was primarily due to continued growth in data analytics and airspace management engagements.
Aviation leasing and asset management revenues for the three-month period ended September 30, 2026 were $7.8 million, representing a full quarter of activity for Crestone and Arena, which have comprised the segment since the acquisition of Arena on June 10, 2026. There is no prior year revenue to report. Revenue consisted of origination, due diligence, disposition, and asset management fees.

Operating (Loss) Income
Following is a table detailing operating (loss) income by segment during the three months ended September 30, 2026 compared to the same quarter in the prior fiscal year (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Regional Airline	$(9,982)	$—	$(9,982)	Acquired December 18, 2025
MAC	1,834	779	1,055	135%
CSA	212	198	14	7%
WASI	464	624	(160)	(26)%
Royal	(69)	14	(83)	(593)%
Overnight Air Cargo	2,441	1,615	826	51%
Contrail	1,152	7,347	(6,195)	(84)%
AirCo	(364)	(747)	383	51%
Worthington	(54)	(143)	89	62%
Jet Yard	314	438	(124)	(28)%
Air'Zona	26	(14)	40	286%
LGSS	122	(104)	226	217%
Commercial Aircraft, Engines and Parts	1,196	6,777	(5,581)	(82)%
Ground Support Equipment	2,658	1,619	1,039	64%
Digital Solutions	(115)	(278)	163	59%
Aviation Leasing and Asset Management	(4,661)	—	(4,661)	New June 10, 2026
Reportable segments total	(8,463)	9,733	(18,196)	(187)%
Corporate and Other	(3,576)	(4,367)	791	18%
Intersegment eliminations	235	142	93	65%
Consolidated Air T, Inc.	$(11,804)	$5,508	$(17,312)	(314)%
Consolidated operating loss for the quarter ended September 30, 2026 was $11.8 million, compared to consolidated operating income of $5.5 million in the comparable quarter of the prior year.
The regional airline segment incurred an operating loss of $10.0 million for the three-month period ended September 30, 2026. There was no prior-year comparable result as Rex was acquired on December 18, 2025. Depreciation and amortization attributable to Rex was $9.4 million, and general and administrative expenses attributable to Rex were $7.9 million for the quarter ended September 30, 2026. Fuel expense continued to be the primary driver of the loss, with the increase driven principally by higher per-liter fuel prices rather than increased consumption. Rex does not hedge its fuel price or related Australian dollar/U.S. dollar exposure and purchases fuel at prevailing market prices, mitigating higher costs through fare adjustments, capacity management, and fuel levy arrangements with certain state governments. Higher unscheduled engine removals, together with lower engine throughput from third-party maintenance, repair and overhaul providers, also contributed to the loss by reducing the number of aircraft available for service below planned levels.
The overnight air cargo segment's operating income for the three-month period ended September 30, 2026 was $2.4 million compared to operating income of $1.6 million in the same quarter in the prior fiscal year. The increase was mainly driven by higher revenue, as outlined in the revenue discussion above. In addition, higher gross margins related to both flight operations and maintenance at MAC drove operating income higher.
The commercial aircraft, engines, and parts segment generated operating income of $1.2 million in the current year quarter compared to an operating income of $6.8 million in the prior year quarter. This decrease of $5.6 million was primarily attributable to a $7.0 million gain on sale of an aircraft in the prior year quarter, which did not recur in the current quarter. Partially offsetting the impact of this transaction was the overall revenue increase in this segment as discussed above.
The ground support equipment segment's operating income for the quarter ended September 30, 2026 was $2.7 million compared to the prior year comparable quarter's operating income of $1.6 million. This increase was primarily attributable to the higher sales in the current quarter as a result of the timing of customer purchases as noted in the segment revenue discussion above.

The digital solutions segment generated an operating loss of $0.1 million in the current year quarter, compared to an operating loss of $0.3 million in the prior year comparable quarter. The improvement was primarily driven by two factors: revenue growth at higher incremental margins and lower labor costs as AI-driven tools improved efficiency.

Aviation leasing and asset management generated an operating loss of $4.7 million in the current year quarter, representing a full quarter of operations after the Arena acquisition and quarter-to-date activity related to Crestone Air Partners. The operating loss reflects ongoing direct and indirect operating costs during the initial post-acquisition period, an unfavorable earnout remeasurement of $3.3 million, $2.2 million of depreciation and amortization, $7.0 million of general and administrative expenses and $0.5 million of post-acquisition integration costs.
Adjusted EBITDA
The table below provides Adjusted EBITDA, as described and reconciled on a consolidated basis to operating (loss) income as described in Non-GAAP Financial Measures below, for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Regional Airline	$(949)	$—	$(949)
MAC	1,932	863	1,069
CSA	228	210	18
WASI	509	687	(178)
Royal	(60)	42	(102)
Overnight Air Cargo	2,609	1,802	807
Contrail	1,238	7,152	(5,914)
AirCo	(363)	(664)	301
Worthington	70	(87)	157
Jet Yard	422	533	(111)
Air'Zona	40	(1)	41
LGSS	124	(51)	175
Commercial Aircraft, Engines and Parts	1,531	6,882	(5,351)
Ground Support Equipment	2,707	1,653	1,054
Digital Solutions	97	(65)	162
Aviation Leasing and Asset Management	1,330	—	1,330
Reportable segments total	7,325	10,272	(2,947)
Corporate and Other	(3,189)	(2,532)	(657)
Intersegment eliminations	235	142	93
Consolidated Air T, Inc.	$4,371	$7,882	$(3,511)
Adjusted EBITDA loss for the regional airline segment was $0.9 million for the quarter ended September 30, 2026, with no prior-year comparable. As with the operating loss discussion above, Rex's depreciation and amortization add-back of $9.4 million for the quarter is the largest reconciling item between its operating loss and its Adjusted EBITDA.
Adjusted EBITDA for the overnight air cargo businesses increased by $0.8 million to $2.6 million when comparing the three months ended September 30, 2026 and 2025, which is consistent with the operating income improvement discussed above.
Adjusted EBITDA for the commercial aircraft, engines and parts businesses decreased by $5.4 million to $1.5 million when comparing the three months ended September 30, 2026 and 2025, driven by the same factors discussed under operating income above, primarily a one time sale of aircraft leased by Contrail for a gain of $7.0 million in the prior fiscal year.
Adjusted EBITDA for the ground support equipment segment increased by $1.1 million to $2.7 million when comparing the three months ended September 30, 2026 and 2025. The increase was primarily attributable to the same factors that drove this segment's operating income, as discussed above.
Adjusted EBITDA for the digital solutions businesses increased by $0.2 million to $0.1 million when comparing the three months ended September 30, 2026 and 2025, which is consistent with the operating income improvement discussed above.
Adjusted EBITDA for the aviation leasing and asset management segment was $1.3 million for the quarter, with no prior-year comparable. As with the operating loss discussion above, the unfavorable earnout remeasurement of $3.3 million, depreciation and amortization add-back of $2.2 million, and post-acquisition integration costs of $0.5 million for the quarter are the largest reconciling items between its operating loss and its Adjusted EBITDA.
Non-Operating (Expense) Income
Following is a table detailing non-operating (expense) income during the three months ended September 30, 2026 compared to the same quarter in the prior fiscal year (in thousands):

	Three Months Ended September 30,		Change
	2026	2025
Interest expense	$(5,846)	$(2,252)	$(3,594)
Income from equity method investments	(1,203)	4,179	(5,382)
Gain on bargain purchase	872	—	872
Other	1,777	(201)	1,978
	$(4,400)	$1,726	$(6,126)
The Company had a net non-operating loss of $4.4 million during the quarter ended September 30, 2026, compared to net non-operating income of $1.7 million in the prior year quarter. The change was driven by a $5.4 million decrease in net income allocated to the Company from equity method investments, as detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report on Form 10-Q, as well as an increase in interest expense of $3.6 million.
Provision for Income Taxes
During the three-month period ended September 30, 2026, the Company recorded $3.3 million in income tax expense at an effective tax rate (“ETR”) of (20.6)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate applied to the year-to-date income or loss and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2026 were the valuation allowance related to the Company’s U.S. consolidated group, Delphax Technologies, Inc. (“DTI”), Delphax Solutions, Inc. (“DSI”), and Regional Express Holdings Limited (“REX”) and its subsidiaries, and the foreign rate differentials for Air T’s operations located in Australia, Ireland, the Netherlands, and Puerto Rico, partially offset by the benefit from the Foreign-Derived Intangible Income (“FDII”) deduction and foreign tax credits. Income tax expense for the period, despite a pre-tax loss, is primarily attributable to the U.S. consolidated group being in an estimated taxable income position for the year, principally due to the recognition of a previously deferred gain and limitations on the deductibility of interest expense, notwithstanding the full valuation allowance on the Company’s U.S. consolidated group.
During the three-month period ended September 30, 2025, the Company recorded $2.2 million in income tax expense at an ETR of 30.4%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate excluding loss jurisdictions with no tax benefit and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the three-month period ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, DTI and DSI, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the FDII deduction.

First Six Months of Fiscal 2027 Compared to First Six Months of Fiscal 2026

Operating Revenue

Reportable segment revenue for the six-month period ended September 30, 2026 increased by $129.2 million (95%) compared to the same period in the prior fiscal year.

Following is a table detailing revenue by segment during the six months ended September 30, 2026 compared to the same period in the prior fiscal year (dollars in thousands):

	Six Months Ended September 30,		Change
	2026	2025
Regional Airline	$112,671	$—	$112,671	Acquired December 18, 2025
MAC	51,990	49,045	2,945	6%
CSA	6,543	7,015	(472)	(7)%
WASI	6,373	5,848	525	9%
Royal	826	619	207	33%
Overnight Air Cargo	65,732	62,527	3,205	5%
Contrail	19,635	16,963	2,672	16%
AirCo	1,607	971	636	65%
Worthington	17,883	18,531	(648)	(3)%
Jet Yard	5,546	5,323	223	4%
Air'Zona	1,019	861	158	18%
LGSS	3,665	1,242	2,423	195%
Commercial Aircraft, Engines and Parts	49,355	43,891	5,464	12%
Ground Support Equipment	22,539	24,707	(2,168)	(9)%
Digital Solutions	5,229	4,305	924	21%
Aviation Leasing and Asset Management	9,120	—	9,120	New June 10, 2026
Reportable segments total	264,646	135,430	129,216	95%
Corporate and Other	2,483	2,743	(260)	(9)%
Intersegment eliminations	(4,730)	(3,153)	(1,577)	50%
Consolidated Air T, Inc.	$262,399	$135,020	$127,379	94%
Regional airline revenues for the six months ended September 30, 2026 were $112.7 million, representing a full six months of Rex operations, which was acquired on December 18, 2025. There is no prior-year comparable. Revenue consisted of passenger revenue, ancillary fees, freight and charter, and government subsidy income.
Revenues from the overnight air cargo segment for the six months ended September 30, 2026 increased by $3.2 million (5%) compared to the six months ended September 30, 2025. The increase was principally attributable to higher pricing on flight administrative fees and billable labor at MAC when compared to the prior year comparable period.
The commercial aircraft, engines and parts segment contributed $49.4 million of revenues in the six months ended September 30, 2026 compared to $43.9 million in the comparable prior year six months period. The increase of $5.5 million was largely attributable to increased component sales at Contrail, primarily driven by an increase in sales to a single customer. LGSS and AirCo also contributed to the revenue growth due to strategic investments in aircraft inventory that were not in place during the prior year comparable period, while Worthington's revenue declined year over year, consistent with the year over year decline experienced in the first quarter of 2027 as compared to the first quarter of 2026.
The ground support equipment segment's revenues for the six-month period ended September 30, 2026 were $22.5 million compared to $24.7 million in the same period in the prior fiscal year, a decrease of $2.2 million (9%). The decrease was primarily due to the timing of an annual U.S. military order, which occurred in the first six months of fiscal 2026. The current fiscal year U.S. military order is currently anticipated to occur in the third quarter of fiscal 2027. Partially offsetting the impact of this U.S. military order was revenue from a higher number of deicing trucks sold in the current period, as a result of timing on fulfilling annual orders for a large customer.
The digital solutions segment contributed $5.2 million of revenues in the six months ended September 30, 2026 compared to $4.3 million in the prior year six month period, an increase of $0.9 million (21%). The increase was primarily due to continued growth in data analytics and airspace management engagements in this segment.
The aviation leasing and asset management segment contributed revenues of $9.1 million during the six months ended September 30, 2026. There is no prior year revenue to report. Revenue consisted of origination, due diligence, disposition, and asset management fees.
Operating (Loss) Income

Following is a table detailing operating (loss) income by segment during the six months ended September 30, 2026 compared to the same six months in the prior fiscal year (dollars in thousands):

	Six Months Ended September 30,		Change
	2026	2025
Regional Airline	$(17,709)	$—	$(17,709)	Acquired December 18, 2025
MAC	2,912	1,828	1,084	59%
CSA	403	373	30	8%
WASI	1,126	944	182	19%
Royal	(78)	(64)	(14)	(22)%
Overnight Air Cargo	4,363	3,081	1,282	42%
Contrail	1,175	9,108	(7,933)	(87)%
AirCo	(898)	(1,313)	415	32%
Worthington	(870)	(270)	(600)	(222)%
Jet Yard	707	282	425	151%
Air'Zona	44	52	(8)	(15)%
LGSS	291	(225)	516	229%
Commercial Aircraft, Engines and Parts	449	7,634	(7,185)	(94)%
Ground Support Equipment	2,412	2,957	(545)	(18)%
Digital Solutions	36	(527)	563	(107)%
Aviation Leasing and Asset Management	(8,157)	—	(8,157)	New June 10, 2026
Reportable segments total	(18,606)	13,145	(31,751)	(242)%
Corporate and Other	(6,369)	(7,077)	708	10%
Intersegment eliminations	349	286	63	22%
Consolidated Air T, Inc.	$(24,626)	$6,354	$(30,980)	(488)%
Consolidated operating loss for the six months ended September 30, 2026 was $24.6 million compared to operating income of $6.4 million for the comparable six months of the prior year.
The regional airline segment incurred an operating loss of $17.7 million for the six months ended September 30, 2026. There was no prior-year comparable as Rex was acquired on December 18, 2025. Depreciation and amortization attributable to Rex was $18.2 million, and general and administrative expenses were $17.4 million for the six months ended September 30, 2026. Fuel expense continued to be the primary driver of the loss, with the increase driven principally by higher per-liter fuel prices rather than increased consumption. Rex does not hedge its fuel price or related Australian dollar/U.S. dollar exposure and purchases fuel at prevailing market prices, mitigating higher costs through fare adjustments, capacity management, and fuel levy arrangements with certain state governments. Higher unscheduled engine removals, together with lower engine throughput from third-party maintenance, repair and overhaul providers, also contributed to the loss by reducing the number of aircraft available for service below planned levels.
The overnight air cargo segment generated operating income of $4.4 million for the six months ended September 30, 2026 compared to $3.1 million in the prior year six-month period. The increase was mainly driven by higher revenue, as outlined in the revenue discussion above, partially offset by lower margins on maintenance revenue resulting from increased operating costs and staffing increases.
The commercial aircraft, engines, and parts segment generated operating income of $0.4 million in the six months ended September 30, 2026 compared to operating income of $7.6 million in the prior year six-month period. The decrease was primarily attributable to a $7.0 million gain on sale of aircraft in the prior year period, which did not recur in the current period.
The ground support equipment segment's operating income for the six months ended September 30, 2026 was $2.4 million compared to operating income of $3.0 million in the prior year comparable period. The decline in operating income was primarily driven by the lower revenue discussed above, as well as lower gross margins driven by unfavorable movements in materials pricing.
The digital solutions segment generated nominal operating income in six months ended September 30, 2026, compared to an operating loss of $0.5 million in the prior year comparable period. The improvement was primarily driven by two factors: revenue growth at high incremental margins and lower labor costs as AI-driven tools improved efficiency.

Aviation leasing and asset management generated operating loss of $8.2 million in the six months ended September 30, 2026, representing operations after the Arena acquisition on June 10, 2026 and year-to-date activity related to Crestone Air Partners. The operating loss reflects ongoing direct and indirect operating costs during the initial post-acquisition period, an unfavorable earnout remeasurement of $3.3 million, $2.5 million of depreciation and amortization, $11.5 million of general and administrative expenses and $3.5 million of acquisition and post-acquisition integration costs.
Adjusted EBITDA
The table below provides Adjusted EBITDA, as described and reconciled on a consolidated basis to operating (loss) income as described in Non-GAAP Financial Measures below, for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,		Change
	2026	2025
Regional Airline	$970	$—	$970
MAC	3,098	1,992	1,106
CSA	434	398	36
WASI	1,216	1,060	156
Royal	(43)	(37)	(6)
Overnight Air Cargo	4,705	3,413	1,292
Contrail	1,299	8,536	(7,237)
AirCo	(886)	(1,230)	344
Worthington	(707)	(158)	(549)
Jet Yard	916	481	435
Air'Zona	71	78	(7)
LGSS	295	(163)	458
Commercial Aircraft, Engines and Parts	988	7,544	(6,556)
Ground Support Equipment	2,498	3,027	(529)
Digital Solutions	515	(108)	623
Aviation Leasing and Asset Management	1,019	—	1,019
Reportable segments total	10,695	13,876	(3,181)
Corporate and Other	(5,867)	(4,816)	(1,051)
Intersegment eliminations	349	286	63
Consolidated Air T, Inc.	$5,177	$9,346	$(4,169)
Adjusted EBITDA for the regional airline segment was $1.0 million for the six months ended September 30, 2026, with no prior-year comparable. Rex's depreciation and amortization add-back of $18.2 million for the six month period is the largest reconciling item between its operating loss and its Adjusted EBITDA. In addition, Rex also incurred $0.7 million of post-acquisition integration costs during the year-to-date period, which was added back to its Adjusted EBITDA from its operating loss.
Adjusted EBITDA for the overnight air cargo businesses increased by $1.3 million to $4.7 million from the six months ended September 30, 2025 to the six months ended September 30, 2026. The increase is consistent with the operating income improvement discussed above, as there were no significant adjustments between operating income and Adjusted EBITDA.
Adjusted EBITDA for the commercial aircraft, engines and parts businesses decreased by $6.6 million to income of $1.0 million from the six months ended September 30, 2025 to the six months ended September 30, 2026. The decrease is driven by the same factors discussed under operating income above.
Adjusted EBITDA for ground support equipment decreased by $0.5 million to $2.5 million from the six months ended September 30, 2025 to the six months ended September 30, 2026. The decrease is consistent with the operating income decline discussed above, as there were no significant adjustments between operating income and Adjusted EBITDA.
Adjusted EBITDA for the digital solutions businesses increased by $0.6 million to $0.5 million from the six months ended September 30, 2025 to the six months ended September 30, 2026. The increase from revenue growth and lower labor costs more than offset any residual cost pressure in this group of businesses.
Adjusted EBITDA for the aviation leasing and asset management segment was $1.0 million for the six months ended September 30, 2026, with no prior-year comparable. As with the operating loss discussion above, the unfavorable earnout remeasurement of $3.3 million, depreciation and amortization add-back of $2.5 million, and acquisition and post-acquisition integration costs of $3.5 million for the six months ended September 30, 2026 are the largest reconciling items between its operating loss and its Adjusted EBITDA income.
Non-Operating Income (Expense)
Following is a table detailing non-operating income (expense) during the six months ended September 30, 2026 compared to the same six months in the prior fiscal year (in thousands):

	Six Months Ended September 30,		Change
	2026	2025
Interest expense	$(11,519)	$(4,565)	$(6,954)
Income from equity method investments	2,012	4,160	(2,148)
Gain on bargain purchase	872	—	872
Other	2,023	478	1,545
	$(6,612)	$73	$(6,685)
The Company had a net non-operating loss of $6.6 million for the six months ended September 30, 2026 compared to net non-operating income of $0.1 million in the prior year six-month period. The change was primarily driven by an increase in interest expense of $7.0 million.
Provision for Income Taxes
During the six-month period ended September 30, 2026, the Company recorded $4.0 million in income tax expense at an ETR of (12.8)%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate applied to the year-to-date income or loss and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2026 were the valuation allowance related to the Company’s U.S. consolidated group, DTI, DSI, and Rex and its subsidiaries, and the foreign rate differentials for Air T’s operations located in Australia, Ireland, the Netherlands, and Puerto Rico, partially offset by the benefit from the FDII deduction and foreign tax credits. Income tax expense for the period, despite a pre-tax loss, is primarily attributable to the U.S. consolidated group being in an estimated taxable income position for the year, principally due to the recognition of a previously deferred gain and limitations on the deductibility of interest expense, notwithstanding the full valuation allowance on the Company’s U.S. consolidated group.
During the six-month period ended September 30, 2025, the Company recorded $2.1 million in income tax expense at an ETR of 32.1%. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, for interim reporting. The primary factors contributing to the difference between the federal statutory rate of 21.0% and the Company's effective tax rate for the six-month period ended September 30, 2025 were the valuation allowance related to the Company’s U.S. consolidated group, DTI and DSI, the foreign rate differentials for Air T’s operations located in the Netherlands and Puerto Rico, non-deductible acquisition-related costs, and the benefit from the FDII deduction.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are fully described in Note 1 to these condensed consolidated financial statements and in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026. The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. There were no significant changes to the Company’s critical accounting policies and estimates during the three-months ended September 30, 2026.
Seasonality
The ground support equipment business has historically been seasonal, with the revenues and operating income typically being lower in the first and fourth fiscal quarters as commercial deicers are typically delivered prior to the winter season. Apart from the regional airline segment, other segments have typically not experienced material seasonal trends.
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
Inflation

Future economic developments such as inflation and increased interest rates as well as further business issues present uncertainty and risk with respect to our financial condition and results of operations. We expect that issues caused by economic and business issues will continue beyond the current fiscal year. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of these issues on economic and market conditions and our businesses in particular, and, as a result, presents material uncertainty and risk with respect to us and our results of operations. The Company believes the estimates and assumptions underlying the Company’s consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026.
Liquidity and Capital Resources
As of September 30, 2026, the Company held approximately $27.2 million in cash and cash equivalents and restricted cash. The Company has an aggregate of approximately $26.0 million in available funds under its lines of credit as of September 30, 2026.
As of September 30, 2026, the Company’s working capital amounted to $64.2 million, a decrease of $0.2 million compared to March 31, 2026.
As discussed further in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on May 30, 2025, the Company, along with AAM 24-1 (the "Issuer"), entered into new transaction documents with two Institutional Investors that replaced the Second Note Purchase Agreement ("Second NPA") transaction documents. Pursuant to the Third Note Purchase Agreement ("Third NPA") with the Institutional Investors, the Issuer agreed to issue and sell a Multiple Advance Senior Secured Note in an aggregate principal amount of up to $100.0 million (the “Multiple Advance Note”). Provided no default or event of default of the Issuer exists, and subject to satisfaction of all requirements for any closing as set forth in the Third NPA, the Investors agreed to advance to the Issuer an additional aggregate $60.0 million in $10.0 million increments, each on or within fifteen days of the following dates, of which the Issuer has received all contractually required advances through September 30, 2026 (in thousands):

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

As of September 30, 2026, the Issuer has collectively received a total of $75.0 million of advances from the Investors.

The Multiple Advance Note bears annual interest at a rate of 8.5% and is payable semi-annually in arrears, pursuant to the terms of the Multiple Advance Note. The maturity date of the Multiple Advance Note is May 31, 2035. The Multiple Advance Note contains standard and customary events of default including, but not limited to, failure to make payments when due under the Multiple Advance Note, failure to comply with certain covenants contained in the Multiple Advance Note, or bankruptcy or insolvency of, or certain monetary judgments against the Issuer or the Company. The prior notes were cancelled and replaced by the Multiple Advance Note. Funds advanced under the Multiple Advance Note may be reinvested for a period of six years from the date of closing.

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

The various equity interests that were assigned by the Company to the Issuer on or about the closing date of the original financings continue to serve as collateral for the repayment of the Multiple Advance Note as do all of the issued and outstanding capital stock of the Issuer owned by the Company, and the 320,000 Trust Preferred Securities held by the Issuer.
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
As discussed further in Note 12 of Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Report on Form 10-Q, on September 1, 2026, the Alerus Loan Parties entered into Amendment No. 7 to Credit Agreement ("Amendment No. 7") with Alerus.
In connection with Amendment No. 7, the Alerus Loan Parties executed an Amended and Restated Revolving Credit Note in the original principal amount of $25.0 million (the “Revolving Note”), which amends and restates, without repayment or novation, the prior $20.0 million revolving note, and a Consolidated Term Note in the original principal amount of $11.5 million (the “Consolidated Term Note”), which consolidates, without repayment or novation, the outstanding balances of Term Loan A, Term Loan C and the overline loans. The Revolving Note matures on August 27, 2029. Under the Consolidated Term Note, principal is payable in monthly installments through August 15, 2031, with all remaining principal due on August 27, 2031.
Amendment No. 7 provides an accordion option under which the Alerus Loan Parties may request an additional revolving commitment of up to $3.5 million for one 120-day period during each fiscal year of the Company, subject to specified conditions, including pro forma compliance with the financial covenants. Outstanding accordion loans must be repaid at the end of the applicable accordion commitment period.
Borrowings under the Revolving Note and any accordion note bear interest at a fluctuating annual rate equal to the greater of 5.00% and 1-month term SOFR plus a leverage-based applicable margin. The Consolidated Term Note bears interest at 1-month term SOFR plus the same applicable margin. The applicable margin is initially 2.50% and ranges from 2.25% to 2.75% based on the Alerus Loan Parties' leverage ratio. Amendment No. 7 also establishes a 0.25% annual unused commitment fee on the unused revolving commitment and provides that the leverage ratio may not exceed 3.00 to 1.00.

The Company believes that it has sufficient cash on hand and available liquidity to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
Cash Flows
Following is a table of changes in cash flows for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(13,207)	$(6,504)
Net cash (used in) provided by investing activities	(51,238)	13,936
Net cash provided by financing activities	66,093	3,746
Effect of foreign currency exchange rates on cash and cash equivalents	300	(147)
Net increase in cash and cash equivalents and restricted cash	$1,948	$11,031

Net cash used in operating activities was $13.2 million for the six-month period ended September 30, 2026 compared to $6.5 million in the prior year six-month period, representing an increase in cash used of $6.7 million. The increase in cash used was primarily attributable to a $39.6 million change in net loss (income) in the current period compared to the prior period, as well as an unfavorable change in accounts receivable. Partially offsetting these changes were a $20.1 million favorable change in depreciation and amortization, primarily driven by the acquisition of Rex in December 2025, a $7.0 million prior year period gain on sale of aircraft, and a favorable change in cash flow from other current assets when compared to the prior year period.

Net cash used in investing activities for the six-month period ended September 30, 2026 was $51.2 million compared to net cash provided by investing activities of $13.9 million in the prior year period. The cash used in investing activities in the current six-month period was primarily driven by capital expenditures related to property and equipment of $29.3 million, acquisitions of businesses, net of cash acquired of $19.3 million, and investments in unconsolidated entities of $14.8 million. The net cash provided by investing activities in the prior six-month period was primarily driven by proceeds of $19.9 million from the sale of aircraft, partially offset by investments in unconsolidated entities of $6.8 million.
Net cash provided by financing activities for the six-month period ended September 30, 2026 was $66.1 million compared to $3.7 million in the prior year period. The cash provided by financing activities during the six-month period ended September 30, 2026 was primarily driven by $55.3 million of net proceeds on the Company's term loans and lines of credit.and a $10.0 million contribution from redeemable non-controlling interests. The cash provided by financing activities in the six-month period ended September 30, 2025 was primarily due to $7.2 million of net proceeds on the Company's term loans and lines of credit, partially offset by $3.1 million of distributions to non-controlling interests.

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

Management believes that Adjusted EBITDA is a useful measure of the Company's performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. We may periodically review and update our non-GAAP financial measures based on our determination of their relevance to our business which could result in the addition or elimination of select non-GAAP financial measures in the future. Adjusted EBITDA is not intended to replace or be an alternative to operating income (loss), the most directly comparable GAAP measure.

The tables below provide a reconciliation of operating (loss) income to Adjusted EBITDA for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating (loss) income	$(11,804)	$5,508	$(24,626)	$6,354
Depreciation and amortization (excluding certain leased assets depreciation)[1]	12,311	730	22,196	1,432
Asset impairment, restructuring or impairment charges	63	198	93	239
(Gain) loss on sale of property and equipment	(226)	21	(226)	20
Securities issuance expenses	38	20	49	49
Share-based compensation	40	41	88	81
Earnout remeasurement	3,402	(264)	3,402	(666)
Acquisition and deal-sourcing expenses	2	1,628	2,956	1,837
Post-acquisition integration costs	545	—	1,245	—
Adjusted EBITDA	$4,371	$7,882	$5,177	$9,346
(1) There was no depreciation expense for leased assets to exclude for the three and six months ended September 30, 2026, respectively. For the three and six months ended September 30, 2025, leased assets depreciation expense excluded was $0.1 million and $0.7 million, respectively.

Issuer and guarantor subsidiary summarized information

Air T Funding is a statutory business trust formed under Delaware law in September 2018. Air T Funding exists for the exclusive purposes of (i) issuing and selling its Alpha Income Trust Preferred Securities (also referred to as the 8.0% Cumulative Securities, Capital Securities or “Trust Preferred Securities"), par value $25.00 per share, (ii) using the proceeds from the sale of the Trust Preferred Securities to acquire Junior Subordinated Debentures issued by the Company, and (iii) engaging in only those other activities necessary, advisable or incidental thereto (such as registering the transfer of the Trust Preferred Securities). Accordingly, the Junior Subordinated Debentures are the sole assets of Air T Funding, and payments by the Company under the Junior Subordinated Debentures and a related expense agreement are the sole revenues of Air T Funding. Air T Funding’s business and affairs are conducted by a Property Trustee, a Delaware Trustee and two individual Administrative Trustees who are officers of Air T.

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

Air T Funding has a term of 30 years, but may terminate earlier as provided in the Trust Agreement, as amended. The Trust Agreement was most recently amended on March 3, 2021 and on January 28, 2022 and currently allows for the issuance of up to $100.0 million of Trust Preferred Securities. As of September 30, 2026, there are $53.8 million in Trust Preferred Securities outstanding ($13.0 million held by the wholly-owned subsidiaries of the Company).

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

Item 4.    Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2026. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.
There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c)    On May 14, 2014, the Company announced that its Board of Directors had authorized a program to repurchase up to 750,000 (retrospectively adjusted to 1,125,000 after the stock split in June 2019) shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions, in compliance with SEC Rule 10b-18, over an indefinite period. As of September 30, 2026, 718,294 shares may be repurchased pursuant to this program.

Dates of Shares Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	9,916	$27.31	9,916	731,337
August 1 - August 31, 2026	13,043	30.20	13,043	718,294
September 1 - September 30, 2026	—	—	—	718,294
	22,959

Item 5.    Other information

(c)     Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits
(a) Exhibits

No.	Description
10.1
Amendment No. 7 to Credit Agreement, dated to be effective as of September 1, 2026, by and among Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Worldwide Aircraft Services, Inc., Royal Aircraft Services, LLC, Worthington Aviation, LLC, Air T, Inc., as loan party agent and guarantor, and Alerus Financial, National Association, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2026 (Commission File No. 001-35476).

10.2
Amended and Restated Revolving Credit Note, dated as of September 1, 2026, made by Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Royal Aircraft Services, LLC, Worldwide Aircraft Services, Inc. and Worthington Aviation, LLC in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 4, 2026 (Commission File No. 001-35476).

10.3
Consolidated Term Note, dated as of September 1, 2026, made by Air’Zona Aircraft Services, Inc., CSA Air, Inc., Global Ground Support, LLC, Jet Yard, LLC, Jet Yard Solutions, LLC, Mountain Air Cargo, Inc., Royal Aircraft Services, LLC, Worldwide Aircraft Services, Inc. and Worthington Aviation, LLC in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 4, 2026 (Commission File No. 001-35476).

10.4
Acknowledgment and Agreement, dated September 1, 2026, by Air T, Inc., as guarantor, in favor of Alerus Financial, National Association, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 4, 2026 (Commission File No. 001-35476).

10.5
Federal Assignment of Claims Agreement, dated September 1, 2026, by and between Global Ground Support, LLC and Alerus Financial, National Association, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 4, 2026 (Commission File No. 001-35476).

22.1	List of Issuers and Guarantors

31.1	Section 302 Certification of Chief Executive Officer and President

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101)
* Portions of this exhibit have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR T, INC.

Date: November 13, 2026

/s/ Tracy Kennedy
Tracy Kennedy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)